Form 10-Q
period 1995-04-02
BOWL AMERICA INC
filed 1995-05-16
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended April 2, 1995        Commission file Number 0-1830

                          BOWL AMERICA INCORPORATED
           (Exact name of registrant as specified in its charter.)

          MARYLAND                                54-0646173
  (State of Incorporation)            (I.R.S. Employer Identification No.)


           6446 Edsall Road, Alexandria, Virginia         22312
          (Address of principal executive offices)     (Zip Code)

                             (703)941-6300
           Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                    April 30, 1995

       Class A Common Stock,                           4,206,931
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                             April 2,     March 27,     April 2,      March 27,
                               1995        1994           1995          1994
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $6,616,931   $5,994,990    $16,312,492   $15,093,418
 Food and merchandise sales  2,755,689    2,465,914      6,939,290     6,417,363
                             _________    _________     __________    __________
                             9,372,620    8,460,904     23,251,782    21,510,781
Operating Expenses
 Compensation and benefits   3,471,048    2,922,585      9,790,065     8,524,207
 Cost of bowling and other   1,765,169    1,481,765      5,315,374     4,586,717
 Cost of food and mdse sales   864,403      727,845      2,192,516     1,952,800
 Depreciation and
  amortization                 492,742      433,546      1,469,472     1,273,452
 General and administrative    186,681      213,530        586,291       584,715
                             _________    _________     __________    __________
                             6,780,043    5,779,271     19,353,718    16,921,891

Operating Income             2,592,577    2,681,633      3,898,064     4,588,890
 Interest and dividend
  income                       172,329      136,156        407,034       345,341
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            2,764,906    2,817,789      4,305,098     4,934,231
Provision for income taxes   1,042,948    1,052,781      1,612,998     1,842,096
                             _________    _________     __________    __________

Net Earnings                $1,721,958   $1,765,008    $ 2,692,100   $ 3,092,135

Earnings per share                $.30         $.31*          $.47*        $.54*
Weighted average shares
 outstanding                 5,744,578    5,754,930*      5,749,293*  5,759,614*

Dividends paid                $517,060     $518,142      $1,552,423   $1,500,045
 Per share, Class A               $.09         $.09*           $.27*
$.26*
 Per share, Class B               $.09         $.09*           $.27*       $.26*

*Restated for two-for-one stock split paid February 15, 1995.

The operating results for these thirteen (13) and thirty-nine (39) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     April 2, 1995        July 3, 1994
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,183,297          $ 3,468,677
  Short-term investments                8,571,213            5,001,435
  Inventories                             630,771              586,435
  Prepaid expenses and other              654,945              373,674
                                       __________           __________
Total Current Assets                   12,040,226            9,430,221
Property, Plant and Equipment
  less accumulated depreciation of
  $18,245,988 and $17,066,216          23,487,149           22,449,044
Other Assets
  Noncurrent marketable securities           -                 857,782
  Securities available-for-sale         2,919,318                 -
  Cash surrender value-life insurance     317,739              314,016
  Other long-term assets                  246,424              498,931
                                       __________           __________
TOTAL ASSETS                          $39,010,856          $33,549,994

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                      April 2, 1995       July 3, 1994
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   689,897          $   768,812
  Accrued expenses and payroll ded      1,261,557            1,260,954
  Income taxes payable                    573,887              112,676
  Other current liabilities             2,381,121              413,865
  Current deferred income taxes            11,000               11,000
                                       __________           __________
Total Current Liabilities               4,917,462            2,567,307
Noncurrent Deferred Income Taxes        1,818,622            1,035,000

TOTAL LIABILITIES                       6,736,084            3,602,307
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,202,460 and 1,333,019 shares        420,246             133,302
    Class B issued and outstanding -
     1,540,646 and 1,543,046               154,064             154,304
  Additional paid-in capital             4,942,174           5,257,734
  Unrealized gain on securities
   available-for-sale, net of tax
    At date of adoption July 4, 1994     1,337,267                -
    Change in unrealized gain              (59,353)               -
  Retained earnings                     25,480,374          24,402,347
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,274,772         $29,947,687

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $39,010,856         $33,549,994

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED APRIL 2, 1995 AND MARCH 27, 1994

                                             April 2,            March 27,
                                              1995                 1994
Cash Flows From Operating Activities:
 Net earnings                             $2,692,100          $3,092,135
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,469,472           1,273,452
  Loss on abandonment of assets-net           26,442              31,770
Changes in assets and liabilities
  (Increase) decrease in inventories         (44,336)             72,020
  (Increase) decrease in prepaid and other  (281,271)            113,489
  Decrease in other long-term assets         248,784              59,669
  Decrease in accounts payable               (78,915)            (75,314)
  Increase in accrued
   expenses and payroll deductions               603             174,571
  Increase in income taxes payable/
   refundable                                461,211             745,440
  Increase in other current liabilities    1,967,256           1,614,294
                                           _________           _________
Net cash provided by operating activities $6,461,346          $7,101,526
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (2,534,019)         (4,440,735)
  Net increase in short-term investments  (3,569,778)         (1,078,796)
                                           _________           _________
Net cash used in investing activities     (6,103,797)         (5,519,531)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,552,423)         (1,500,045)
  Purchase of Class A Common Stock           (73,006)           (319,283)
  Stock issuance cost                        (17,500)               -
                                           _________           _________
Net cash used in financing activities     (1,642,929)         (1,819,328)
                                           _________           _________
Net Decrease in Cash and Equivalents      (1,285,380)           (237,333)
Cash and Equivalents, Beginning of Year    3,468,677           2,977,278
                                           _________           _________
Cash and Equivalents, End of Period       $2,183,297          $2,739,945

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,151,787          $1,096,657

Upon adoption of SFAS 115 as of July 4, 1994, certain investments in equity securities with an amortized value of $857,782 and a fair market value of $3,015,049 have been reclassified as available-for-sale securities.
See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Thirty-nine Weeks Ended
                          April 2, 1995

1. Consolidated Financial Statements

     The consolidated balance sheets as of April 2, 1995, and the consolidated statements of earnings and cash flows for the three-month and nine-month periods ended April 2, 1995 and March 27, 1994 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at April 2, 1995, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change except as noted in Note 2 below, refer to Note 1 to the financial statements for the year ended
July 3, 1994.

2. Effective July 4, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities". The standard requires debt and equity securities to be segregated into the following three categories: trading, held-to-maturity and available-for-sale. Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Their unrealized gains and losses are included in earnings. Debt securities classified as held-to-maturity are accounted for at amortized cost, and require the Company to have both the positive intent and ability to hold those securities to maturity. Securities not classified as either trading or held-to-maturity are considered to be available-for-sale. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders' equity until realized. Realized gains and losses on the sale of debt and equity securities are reported in earnings and determined using the adjusted cost of the specific security sold.

Equity securities previously classified as noncurrent marketable securities are now classified as securities available-for-sale. The effect of adopting this standard as of July 4, 1994, was an increase in securities available-for-sale of $2,157,267, an increase in deferred income taxes of $820,000 and a net increase in stockholders' equity under a separate account titled unrealized gain on available-for-sale securities of $1,337,267.

These securities consisted of the following individual stocks as of July 4, 1994 and April 2, 1995:

               6,194 shares of American Telephone and Telegraph
               8,112 shares of Ameritech
               5,304 shares of Bell Atlantic
               6,893 shares of Bell South
               5,324 shares of NYNEX
               5,424 shares of Pactel Group
               8,148 shares of Southwestern Bell
               5,612 shares of US West
              16,000 shares of Sprint Corporation
               5,424 shares of Air Touch Communications

A summary of the amortized cost and approximate fair values of equity securities available-for-sale shown in the table above as of July 4, 1994 and April 2, 1995 are as follows:

                                   Original      Unrealized        Fair
                                     Cost           Gain          Value
July 4, 1994
Securities available-for-sale      $857,782      $2,157,267      $3,015,049


April 2, 1995
Securities available-for-sale      $857,782      $2,061,536      $2,919,318


3. On December 6, 1994 the Board of Directors declared a two-for-one stock split, in the form of a dividend, to stockholders of record
January 18, 1995 and paid February 15, 1995.  Both Class A and
Class B stockholders received one share of Class A Common Stock for each share of Class A or Class B held.

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                         April 2, 1995

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $10,755,000 at the end of the third quarter of fiscal 1995 or $2,845,000 higher than at the beginning of the quarter. The increase relates primarily to the seasonal nature of bowling participation.

On September 1, 1994, the Comapny opened Bowl America Gaithersburg, a 48-lane center with at 170-seat full service, diner style restaurant. Approximately $5 million was spent for land, constructing and equipping the center, $1.6 million of which was spent in fiscal 1995. In July 1993, the Company paid $1.8 million in cash for an existing 32-lane center in Orange Park, Florida, which immediately began contributing to cash flow.

Additional expenditures are also planned as the Company expands one bowling center and continues to modernize other existing centers. Cash and cash flow from operations are sufficient to finance all currently planned construction. The Company has maintained its fiscal year end 1994 position in telecommunications stock as a further source of expansion capital.

The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", effective July 4, 1994. Upon application of this standard our investment in telecommunications stocks is listed at fair value and the net effect of the implementation was to increase stockholders' equity by $1.3 million.

On December 6, 1994, the Board of Directors declared a two-for-one stock split in the form of a dividend which was paid on February 15, 1995. Applicable schedules for prior periods have been restated for the effect of the split.

Results of Operations

There was a $.30 per share profit for the thirteen-week period ending April 2, 1995, versus $.31 per share profit for the thirteen weeks ending March 27, 1994. For the current thirty-nine week period earnings per share were $.47 compared to $.54 for the same period a year ago. Approximately $.03 per share of the decrease in the current thirty-nine weeks earnings relates to the opening costs for Bowl America Gaithersburg. Current period operating expenses also include about $40,000 to write off equipment replaced as part of our modernization program.

The Company operated one more center in fiscal 1994 than in fiscal 1993, and with the opening of Gaithersburg, will be operating one more center during most of fiscal 1995 than during fiscal 1994. During the fourth quarter, one center will close with the expiration of its lease. Although Bowl America Gaithersburg is our busiest center, it also has additional operating expenses as the location is open 24 hours a day.

Operating revenues increased 8% for the current nine-month period, primarily because of the additional center, versus an increase of 2% in the comparable period a year ago. Weather was a factor in both the current and prior year quarters. In this year's quarter and nine-month period mild rain-free conditions resulted in reduced open play games while in last year's quarter it was unfavorable conditions of snow and ice which reduced both league and open play bowling. League linage was up this year over the same period a year ago.

Food and beverage sales were up 8% reflecting six months of operation at our Gaithersburg location. Merchandise sales increased 7% in the current year period versus an increase of 11% in the prior year partially due to clearance of excess stock at reduced prices.

Operating expenses increased 14% in the current nine-month period versus a 4% increase in the prior year. Increases in employee compensation and benefits account for about half of the rise in both years, the increase being primarily a result of staffing new centers in both years. Maintenance and supplies costs were up substantially due to our new locations and continuing efforts in making our bowling centers the best in appearance and customer satisfaction.

Advertising costs increased 26% in the current nine-month period mainly as a result of media campaigns to promote our new center and restaurant. Utility costs were up 6% in the current thirty-nine week period versus an increase of 15% in the prior year period. The mild weather in the current period helped to offset the expense of our additional location. Last year, not only new locations, but higher than normal summer temperatures and lower than normal winter temperatures were responsible for the large increase.

In the current period there was a 16% increase in real estate and personal property taxes associated with the new buildings and equipment. In the prior year period the increase in taxes was offset by decreases in insurance premiums.

Increases in depreciation and amortization expense of 15% in the current period and 22% in the comparable period last year were due mainly to the opening of the new bowling centers in both years.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                          April 2, 1995

                   PART II - OTHER INFORMATION


    No material unusual charges or credits to income or changes in independent accountants occurred during the quarter which would require the filing of a Form 8-K.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


May 16, 1995                       Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


May 16, 1995                       Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller