Form 10-K405
period 1995-07-02
BOWL AMERICA INC
filed 1995-09-29
CIK 13573

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended July 2, 1995        Commission file Number 1-7829

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

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Class                                  Name of Exchange on
                                                       which registered

Common stock (par value $.10)                       American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, Section 229.405 of this Chapter, is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES [X] NO [ ]

     As of August 24, 1995, 4,206,901 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates was approximately $37 million; 1,536,146 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of August 24, 1995, the total aggregate market value for both classes of common stock would be approximately $51 million. (This includes the amount of shares held by all officers and directors as a group and by anyone known to own more than 5% of the stock.)

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after July 2, 1995 are incorporated into Part III of this Form 10-K. Portions of Bowl America's 1995 Annual Report are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 1995 10-K FILING

                                    PART I
                                                                         Page
Cover Page
Documents Incorporated by Reference
Index

ITEM 1. Business
        (a)   General Development of Business                               1
        (b)   Financial Information about Industry Segments                 1
        (c)   Narrative Description of Business                             1
        (d)   Foreign Operations                                            1

ITEM 2. Properties                                                          2

ITEM 3. Legal Proceedings                                                   2

ITEM 4. Submission of Matters to a Vote of Security Holders                 2

                                    PART II

ITEM 5. Market for Registrant's Common Stock and Related Security
        Holder Matters                                                      2

ITEM 6. Selected Financial Data                                             2

ITEM 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               2

ITEM 8. Financial Statements and Supplementary Data                         2

ITEM 9. Changes in and Disagreements with Accountants and
        Financial Disclosure                                                2

                                    PART III

ITEM 10.Directors and Executive Officers of the Registrant                  3

ITEM 11.Executive Compensation                                              3

ITEM 12.Security Ownership of Certain Beneficial Owners and Management
        (a) Security Ownership of Certain Beneficial Owners                 3
        (b) Security Ownership of Management                                3
        (c) Changes in Control                                              3

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 1995 10-K FILING

                                   PART III
                                   continued

                                                                         Page
ITEM 13.Certain Relationships and Related Transactions
        (a) Transactions with Management and Others                         3
        (b) Certain Business Relationships                                  3
        (c) Indebtedness of Management                                      3
        (d) Transactions with Promoters                                     3

                                   PART IV

ITEM 14.Exhibits, Financial Statements and Reports on Form 8-K
        (a)1. Financial Statements                                          3
        (a)2. Exhibits                                                      4
        (b)   Reports on Form 8-K                                           4

Signatures                                                                5-6

                                   PART I

ITEM 1.  BUSINESS

         (a)   General Development of Business

         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 25 bowling centers. It plans to enlarge its bowling center in Dranesville, Virginia from 32 lanes to 48 lanes. The Company's bowling center in Silver Hill, Maryland was closed in May 1995 as a result of its condemnation in conjunction with the expansion of the Metro Subway System. The Company is seeking other new bowling locations.

         (b)   Financial Information about Industry Segments

         The Company has no segments in different industries. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. Merchandise sales, including food and beverages, were approximately 30% of operating revenues. The balance of operating revenues (approximately 70%) represents fees for bowling and related services.

         (c)   Narrative Description of Business

         As of September 1, 1995 the Registrant and its subsidiaries operated
14 bowling centers in the greater metropolitan area of Washington, D.C., three bowling centers in the greater metropolitan area of Baltimore, Maryland, two bowling centers in the greater metropolitan area of Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and three bowling centers in the greater metropolitan area of Richmond, Virginia. These 25 bowling centers contain a total of 936 lanes. When the expansion of the Dranesville center is completed, the 25 bowling centers will contain 952 lanes.
         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and playroom facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center retails bowling acessories.
         The bowling equipment essential for the Company's operation is readily available. The major source of its equipment is Brunswick Corporation.
         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the field. The principal method of competition is the quality of service furnished to the Company's customers.
Its primary competitors are two large bowling equipment manufacturers, Brunswick Corporation and AMF, Inc.
         Compliance with federal, state and local environmental protection laws has not materially affected the Company.
         The number of persons employed by the Company and its subsidiaries is approximately 800.

         (d)   Foreign Operations

         The Company has no foreign operations.

ITEM 2.  PROPERTIES

         The Company's general offices are located at 6446 Edsall Road, Alexandria, Virginia 22312.
         Nine of the Company's bowling centers are located in leased premises, and the remaining sixteen centers (including the new center in Gaithersburg, Maryland) are owned by the Company. The Company's leases, giving effect to option renewal periods, expire from 1997 through 2014 and the remainder there-after. In addition to the above, there is one ground lease which expires in 2058. The specific locations of the bowling centers are discussed under
Item 1 (c).

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business. There were no legal proceedings terminated during the fourth quarter ended July 2, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended July 2, 1995.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information set forth in the section entitled "Market Information", "Holders", and "Dividends" on page 3 of the Company's July 2, 1995 Annual Report is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's July 2, 1995 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's July 2, 1995 Annual Report is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Independent Auditors' Report and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 10 of the Company's July 2, 1995 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)1.  Financial Statements

                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

                Independent auditors' report
                Consolidated balance sheets - July 2, 1995 and July 3, 1994 Consolidated statements of earnings - years ended July 2, 1995,
                  July 3, 1994, and June 27, 1993
                Consolidated statements of stockholders' equity - years ended
                  July 2, 1995, July 3, 1994, and June 27, 1993
                Consolidated statements of cash flows - years ended July 2, 1995
                  July 3, 1994, and June 27, 1993
                Notes to the consolidated financial statements - years ended
                  July 2, 1995, July 3, 1994, and June 27, 1993

         (a)2.  Exhibits:

                1. Articles of Incorporation as amended

                2. Subsidiaries of registrant

         (b)    Reports on Form 8-K:

                The Company filed a report on Form 8-K with respect to the authorization of its President to purchase at his discretion from time to time up to 600,000 shares of the Company's common stock on behalf of the Company.

                The Company also filed a report on Form 8-K with respect to the new employment contract with Leslie H. Goldberg, President, for the period from July 1, 1995 to June 30, 1996.

                             BOWL AMERICA INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWL AMERICA INCORPORATED


Leslie H. Goldberg
Leslie H. Goldberg
President and Principal Executive
& Operating Officer

Date:  September 28, 1995



Ruth Macklin
Ruth Macklin
Senior Vice President-Treasurer

Date:  September 28, 1995


Cheryl A. Dragoo
Cheryl A. Dragoo
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 28, 1995

                             BOWL AMERICA INCORPORATED

                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity


Leslie H. Goldberg
Leslie H. Goldberg
President, Principal Executive
& Operating Officer & Director

Date:  September 28, 1995

Ruth Macklin                                Howard Katzman
Ruth Macklin                                Howard Katzman
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 28, 1995                   Date:  September 28, 1995

Joan Sobkov                                 A. Joseph Levy
Joan Sobkov                                 A. Joseph Levy
Director                                    Director

Date:  September 28, 1995                   Date:  September 28, 1995

Warren T. Braham                            Merle Fabian
Warren T. Braham                            Merle Fabian
Director                                    Director

Date:  September 28, 1995                   Date:  September 28, 1995

Milton Lyons
Milton Lyons
Director

Date:  September 28, 1995