Form 10-Q
period 1995-10-01
BOWL AMERICA INC
filed 1995-11-14
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

   Quarter Ended October 1, 1995        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                 October 29, 1995

       Class A Common Stock,                           4,206,510
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended
                            October 1,   October 2,
                               1995        1994
                            _______________________
Operating Revenues
 Bowling and other          $3,823,858   $4,005,669
 Food and merchandise sales  1,843,955    1,725,283
                             _________    _________
                             5,667,813    5,730,952
Operating Expenses
 Compensation and benefits   3,032,256    2,978,717
 Cost of bowling and other   1,683,338    1,786,396
 Cost of food and mdse sales   609,568      536,624
 Depreciation and
  amortization                 491,583      476,718
 General and administrative    199,895      228,992
                             _________    _________
                             6,016,640    6,007,447

Operating Loss                (348,827)    (276,495)
 Interest and dividend
  income                       140,634      115,540
                             _________    _________
Loss before pro-
 vision for income taxes      (208,193)    (160,955)
Income tax benefit             (87,377)     (68,712)
                             _________    _________

Net Loss                    $ (120,816) $   (92,243)

Loss per share                   $(.02)       $(.02)*
Weighted average shares
 outstanding                 5,742,927    5,751,980*

Dividends paid                $545,593     $517,692
 Per share, Class A              $.095         $.09*
 Per share, Class B              $.095         $.09*

*Restated for two-for-one stock split paid February 15, 1995.

The operating results for these thirteen (13) periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    October 1, 1995        July 2, 1995
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,494,056          $   973,678
  Short-term investments                4,819,164            6,660,958
  Inventories                             854,265              617,130
  Prepaid expenses and other              677,622              562,217
  Income taxes refundable                 532,370              444,626
                                       __________           __________
Total Current Assets                    9,377,477            9,258,609
Property, Plant and Equipment
  less accumulated depreciation of
  $18,382,305 and $17,964,967          23,076,751           23,399,267
Other Assets
  Noncurrent marketable securities      3,519,402            3,093,555
  Cash surrender value-life insurance     315,208              347,312
  Other long-term assets                  229,608              486,002
                                       __________           __________
TOTAL ASSETS                          $36,518,446          $36,584,745

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    October 1, 1995       July 2, 1995
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   700,370          $   693,280
  Accrued expenses and payroll ded      1,014,363            1,047,266
  Other current liabilities               645,375              441,698
  Current deferred income taxes            72,000               72,000
                                       __________           __________
Total Current Liabilities               2,432,108            2,254,244
Noncurrent Deferred Income Taxes        2,048,822            1,887,000

TOTAL LIABILITIES                       4,480,930            4,141,244
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,206,510 and 4,206,931 shares        420,652             420,693
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,944,337           4,944,585
  Unrealized gain on securities
   available-for-sale, net of tax        1,649,965           1,385,940
  Retained earnings                     24,868,948          25,538,669
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,037,516         $32,443,501

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $36,518,446         $36,584,745

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTEEN WEEKS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994

                                           October 1,           October 2,
                                              1995                 1994
Cash Flows From Operating Activities:
 Net loss                                 $ (120,816)          $ (92,243)
Adjustments to reconcile net
 loss to net cash provided
 by (used in) operating activities
  Depreciation and amortization              492,723             476,870
Changes in assets and liabilities
  Increase in inventories                   (237,135)           (285,794)
  Increase in prepaid and other             (115,405)           (164,230)
  Decrease in other long-term assets         288,498             249,610
  Increase (decrease) in accounts payable      7,090            (120,574)
  Decrease in accrued expenses and
   payroll deductions                        (32,903)           (169,291)
  Decrease in income taxes
   payable/refundable                        (87,744)           (112,676)
  Increase in other current liabilities      203,677             195,376
                                           _________           _________
Net cash provided by (used in)
 operating activities                     $  397,985          $  (22,952)
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (170,207)         (1,972,702)
  Net decrease in short-term investments   1,841,794             460,179
                                           _________           _________
Net cash provided by (used in)
 investing activities                      1,671,587          (1,512,523)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends                 (545,593)           (517,692)
  Purchase of Class A Common Stock            (3,601)             (1,946)
                                           _________           _________
Net cash used in financing activities       (549,194)           (519,638)
                                           _________           _________
Net Increase (Decrease) in Cash and
 Equivalents                               1,520,378          (2,055,113)
Cash and Equivalents, Beginning of Qtr       973,678           3,468,677
                                           _________           _________
Cash and Equivalents, End of Quarter      $2,494,056          $1,413,564

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $      367          $   71,900

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                  For the Thirteen Weeks Ended
                        October 1, 1995

1. Consolidated Financial Statements

     The consolidated balance sheets as of October 1, 1995, and the consolidated statements of earnings and cash flows for the three-month periods ended October 1, 1995 and October 2, 1994 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at October 1, 1995, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change refer to Note 1 to the financial statements for the year ended July 2, 1995.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                         October 1, 1995

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $7,313,000 at the end of the first quarter of fiscal 1996 or $321,000 lower than at the beginning of the quarter. The decrease relates primarily to the seasonal nature of bowling participation.

On September 1, 1994, the Comapny opened Bowl America Gaithersburg, a 48-lane center with at 170-seat full service, diner style restaurant. A center was closed in May 1995 at the expiration of its lease. In July 1993, the Company paid $1.8 million in cash for an existing 32-lane center in Orange Park, Florida, which immediately began contributing to cash flow.

The Company plans to begin expansion of one bowling center during the fiscal year. There will be no contribution to cash flow until next fiscal year. Additional expenditures are also planned as the Company continues to modernize other existing centers. Cash and cash flows are sufficient to finance all currently planned construction. The Company has maintained its fiscal year end 1995 position in telecommunications stock as a further source of expansion capital.

Results of Operations

There was a $.02 per share loss in the first quarter of both this year and last year. Last year, our newest location, Bowl America Gaithersburg was open only one month of the quarter and start-up costs were included in that period. This year the location, which operates 24 hours a day was open the entire period.

Operating revenues decreased 1% this quarter versus an increase of 5% in the first quarter last year. League linage was down for the period but that was more than offset by an increase in open play caused by promotions offered during the summer season. However, the promotional pricing resulted in a lower average game rate in this year's quarter.

Food and beverage sales were up due to traffic at our Gaithersburg Diner.X.Press location. Cost of food and beverage sales were up in response to the higher sales.

Operating expenses increased slightly in the current quarter versus an 11% increase in the comparable quarter last year when, as noted above, the start-up costs for Gaithersburg were reported. Employee compensation and benefits were up 2% this period versus a 10% increase in the prior year period, that increase being primarily a result of staffing a new location.

Advertising costs decreased 20% from the prior year period when we were conducting media campaigns to promote the new location and our bowling instruction program. Utility costs increased 2% in the current quarter compared to a 5% increase in the prior year quarter. The increasse in both periods relates to the expense for new centers.

Rent expense decreased 9% in the current 13 week period and 3% in the prior year period, the decrease a result of reduced sales at some leased locations and one fewer leased center this period. Real estate and personal property taxes and insurance premiums were flat for the period.

Increases in depreciation and amortization expense of 3% in the current quarter relates primarily to the Gaithersburg location being open for the full quarter this year. The 17% increase in the comparable quarter last year was due mainly to the opening of the new bowling centers.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                        October 1, 1995

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




                                   BOWL AMERICA INCORPORATED
                                   Registrant


November 13, 1995                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


November 13, 1995                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller