Form 10-Q
period 1995-12-31
BOWL AMERICA INC
filed 1996-02-13
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 31, 1995        Commission file Number 0-1830

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

                                               Shares Outstanding at
                                                  January 28, 1995

       Class A Common Stock,                           4,206,510
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                            December 31, January 1,    December 31,  January 1,
                               1995        1995           1995          1995
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,172,788   $5,689,892    $ 8,996,646   $ 9,695,561
 Food and merchandise sales  2,249,369    2,458,318      4,093,324     4,183,601
                             _________    _________     __________    __________
                             7,422,157    8,148,210     13,089,970    13,879,162
Operating Expenses
 Compensation and benefits   3,108,679    3,340,300      6,140,935     6,319,017
 Cost of bowling and other   1,581,697    1,763,809      3,265,035     3,550,205
 Cost of food and mdse sales   746,615      791,489      1,356,183     1,328,113
 Depreciation and
  amortization                 506,447      500,012        998,030       976,730
 General and administrative    201,548      170,618        401,443       399,610
                             _________    _________     __________    __________
                             6,144,986    6,566,228     12,161,626    12,573,675

Operating Income             1,277,171    1,581,982        928,344     1,305,487
 Interest and dividend
  income                       154,579      119,165        295,213       234,705
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,431,750    1,701,147      1,223,557     1,540,192
Provision for income taxes     535,753      638,762        448,376       570,050
                             _________    _________     __________    __________

Net Earnings                $  895,997   $1,062,385    $   775,181   $   970,142

Earnings per share                $.16         $.19*          $.14         $.17*
Weighted average shares
 outstanding                 5,742,656    5,751,356*      5,742,791   5,751,650*

Dividends paid                $545,553     $517,671      $1,091,146   $1,035,363
 Per share, Class A              $.095         $.09*           $.19        $.18*
 Per share, Class B              $.095         $.09*           $.19        $.18*

*Restated for two-for-one stock split paid February 15, 1995.

The operating results for these thirteen (13) and twnety-six (26) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 31, 1995     July 2, 1995
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,473,712          $   973,678
  Short-term investments                6,781,294            6,660,958
  Inventories                             736,255              617,130
  Prepaid expenses and other              615,382              562,217
  Income taxes refundable                 153,764              444,626
                                       __________           __________
Total Current Assets                   10,760,407            9,258,609
Property, Plant and Equipment
  less accumulated depreciation of
  $18,863,763 and $17,964,967          22,749,120           23,399,267
Other Assets
  Noncurrent marketable securities      3,955,130            3,093,555
  Cash surrender value-life insurance     316,035              347,312
  Other long-term assets                  286,609              486,002
                                       __________           __________
TOTAL ASSETS                          $38,067,301          $36,584,745

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 31, 1995     July 2, 1995
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   622,063          $   693,280
  Accrued expenses and payroll ded      1,004,858            1,047,266
  Other current liabilities             1,495,870              441,698
  Current deferred income taxes            72,000               72,000
                                       __________           __________
Total Current Liabilities               3,194,791            2,254,244
Noncurrent Deferred Income Taxes        2,214,398            1,887,000

TOTAL LIABILITIES                       5,409,189            4,141,244
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,206,510 and 4,206,931 shares        420,652             420,693
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,944,337           4,944,585
  Unrealized gain on securities
   available-for-sale,                   1,920,117           1,385,940
  Retained earnings                     25,219,392          25,538,669
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,658,112         $32,443,501

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $38,067,301         $36,584,745

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 31, 1995 AND JANUARY 1, 1995

                                         December 31,         January 1,
                                            1995                 1995
Cash Flows From Operating Activities:
 Net earnings                             $  775,181          $  970,142
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              998,030             858,800
  (Gain) Loss on sale/abandonment of
    assets net                                (5,634)             39,942
Changes in assets and liabilities
  Increase in inventories                   (119,125)           (173,397)
  Increase in prepaid and other              (53,165)           (802,958)
  Decrease in other long-term assets         230,670             248,784
  Decrease in accounts payable               (71,217)           (264,116)
  Decrease (increase) in accrued
   expenses and payroll deductions           (42,408)             491,470
  Increase in income taxes payable              -                 289,314
  Decrease in income taxes refundable        290,862                 -
  Increase in other current liabilities    1,054,172           1,074,653
                                           _________           _________
Net cash provided by operating activities $3,057,366          $2,732,634
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (342,249)         (2,199,953)
  Net increase in short-term investments    (120,336)           (622,811)
                                           _________           _________
Net cash used in investing activities       (462,585)         (2,822,764)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,091,146)         (1,035,363)
  Purchase of Class A Common Stock            (3,601)            (57,196)
                                           _________           _________
Net cash used in financing activities     (1,094,747)         (1,092,559)
                                           _________           _________
Net Increase (Decrease) in Cash and
 Equivalents                               1,500,034          (1,182,689)
Cash and Equivalents, Beginning of Year      973,678           3,468,677
                                           _________           _________
Cash and Equivalents, End of Period       $2,473,712          $2,285,988

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  157,514          $  280,736

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Twenty-six Weeks Ended
                      December 31, 1995

1. Consolidated Financial Statements

The consolidated balance sheets as of December 31, 1995, and the consolidated statements of earnings and cash flows for the three-month and six-month periods ended December 31, 1995 and January 1, 1995 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at December 31, 1995, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change, refer to Note 1 to the financial statements for the year ended July 2, 1995.

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 31, 1995

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $9,255,000 at the end of the second quarter of fiscal 1996 or $1,942,000 higher than at the beginning of the quarter. The increase relates primarily to the seasonal nature of bowling participation.

On September 1, 1994, the Comapny opened Bowl America Gaithersburg, a 48-lane center with at 170-seat full service, diner style restaurant. A center was closed in May 1995 at the expiration of its lease. In July 1993, the Company paid $1.8 million in cash for an existing 32-lane center in Orange Park, Florida.

Expansion of our Dranesville bowling center from 32 lanes to 48 lanes has begun, but there will be no contribution to cash flow until next fiscal year. Additional expenditures are also planned as the Company continues to modernize other existing centers. Cash and cash flow are sufficient to finance all currently planned construction. The Company has maintained its fiscal year end 1995 position in telecommunications stock as a further source of expansion capital.

Results of Operations

There was a $.16 per share profit for the thirteen-week period ending December 31, 1995, versus $.19 per share profit for the thirteen weeks ended January 1, 1995. For the current twenty-six week period earnings per share were $.14 compared to $.17 for the comparable period a year ago. Decreases in both revenues and expenses are partially due to our operating one less center for the majority of the current six-month reporting period compared to the prior year period.

Operating revenues decreased 6% for the current six-month period, versus an increase of 6% in the comparable period a year ago. Decreases in league linage and in the average price per game exceeded the benefit of increased open play games during the twenty-six week period.

Although food and beverage sales were down in the current period, sales at comparable locations were up slightly due to traffic at our Diner.X.Press restaurant.

Operating expenses decreased 3% in the current six-month period versus an increase of 13% in the prior year comparable period when start-up costs for Gaithersburg were reported. Employee compensation and benefits were down 3% this period versus a 13% increase in the prior year period, the changes in both years resulting from differences in the number of centers in operation.

Advertising costs decreased 5% from the prior year period although we are still conducting media campaigns to promote our centers. Utility costs decreased 2% in the current year period compared with a 5% increase in the prior year period.

Rent expense decreased 11 % in the current twenty-six week period and 2% in the prior year period, the decrease a result of reduced sales at some leased locations and the closing of a leased center, mentioned above. Real estate and personal property taxes and insurance premiums were down 2% for the period compared to an increase in the prior year relating to the opening of a new location.

Increases in depreciation and amortization expense of 2% in the current period relates primarily to the Gaithersburg location being open for the full six-month period this year.
The 16% increase in the comparable period last year was due mainly to the opening of the new bowling centers.

Since the end of the second quarter, the northern centers, 20 of our 25 locations, have been adversely affected by the Blizzard of '96 and the extreme cold. This has resulted in a loss of linage and increases in maintenance costs.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                        December 31, 1995

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




                                   BOWL AMERICA INCORPORATED
                                   Registrant


February 13, 1996                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


February 13, 1996                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller