Form 10-Q/A
period 1995-12-31
BOWL AMERICA INC
filed 1996-02-14
CIK 13573

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

                                               Shares Outstanding at
                                                  January 28, 1996

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

The operating results for these thirteen (13) and twenty-six (26) week periods are not necessarily indicative of results to be expected for the year.

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

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 31, 1995 AND JANUARY 1, 1995

                                         December 31,         January 1,
                                            1995                 1995
Cash Flows From Operating Activities:
 Net earnings                             $  775,181          $  970,142
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              998,030             858,800
  (Gain) Loss on sale/abandonment of
    assets net                                (5,634)             39,942
Changes in assets and liabilities
  Increase in inventories                   (119,125)           (173,397)
  Increase in prepaid and other              (53,165)           (802,958)
  Decrease in other long-term assets         230,670             248,784
  Decrease in accounts payable               (71,217)           (264,116)
  (Decrease) increase in accrued
   expenses and payroll deductions           (42,408)            491,470
  Increase in income taxes payable              -                289,314
  Decrease in income taxes refundable        290,862                 -
  Increase in other current liabilities    1,054,172           1,074,653
                                           _________           _________
Net cash provided by operating activities $3,057,366          $2,732,634
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (342,249)         (2,199,953)
  Net increase in short-term investments    (120,336)           (622,811)
                                           _________           _________
Net cash used in investing activities       (462,585)         (2,822,764)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,091,146)         (1,035,363)
  Purchase of Class A Common Stock            (3,601)            (57,196)
                                           _________           _________
Net cash used in financing activities     (1,094,747)         (1,092,559)
                                           _________           _________
Net Increase (Decrease) in Cash and
 Equivalents                               1,500,034          (1,182,689)
Cash and Equivalents, Beginning of Year      973,678           3,468,677
                                           _________           _________
Cash and Equivalents, End of Period       $2,473,712          $2,285,988

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  157,514          $  280,736

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

On September 1, 1994, the Company opened Bowl America Gaithersburg, a 48-lane center with at 170-seat full service, diner style restaurant. A center was closed in May 1995 at the expiration of its lease. In July 1993, the Company paid $1.8 million in cash for an existing 32-lane center in Orange Park, Florida.

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