Form 10-Q
period 1996-03-31
BOWL AMERICA INC
filed 1996-05-14
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended March 31, 1996        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                    April 28, 1996

       Class A Common Stock,                           4,161,310
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             March 31,    April 2,      March 31,      April 2,
                               1996        1995           1996          1995
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,872,127   $6,616,931    $14,868,773   $16,312,492
 Food and merchandise sales  2,462,458    2,755,689      6,555,782     6,939,290
                             _________    _________     __________    __________
                             8,334,585    9,372,620     21,424,555    23,251,782
Operating Expenses
 Compensation and benefits   3,118,268    3,471,048      9,259,203     9,790,065
 Cost of bowling and other   1,651,220    1,765,169      4,916,255     5,315,374
 Cost of food and mdse sales   776,845      864,403      2,133,028     2,192,516
 Depreciation and
  amortization                 514,657      492,742      1,512,687     1,469,472
 General and administrative    209,337      186,681        610,780       586,291
                             _________    _________     __________    __________
                             6,270,327    6,780,043     18,431,953    19,353,718

Operating Income             2,064,258    2,592,577      2,992,602     3,898,064
 Interest and dividend
  income                       180,021      172,329        475,234       407,034
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            2,244,279    2,764,906      3,467,836     4,305,098
Provision for income taxes     844,466    1,042,948      1,292,842     1,612,998
                             _________    _________     __________    __________

Net Earnings                $1,399,813   $1,721,958    $ 2,174,994   $ 2,692,100

Earnings per share                $.24         $.30           $.38          $.47
Weighted average shares
 outstanding                 5,740,938    5,744,578      5,742,174     5,749,293

Dividends paid                $545,552     $517,060     $1,636,698    $1,552,423
 Per share, Class A              $.095         $.09          $.285          $.27
 Per share, Class B              $.095         $.09          $.285          $.27



The operating results for these thirteen (13) and thirty-nine (39) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    March 31, 1996        July 2, 1995
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,943,677          $   973,678
  Short-term investments                9,739,220            6,660,958
  Inventories                             578,458              617,130
  Prepaid expenses and other              906,992              562,217
  Income taxes refundable                    -                 444,626
                                       __________           __________
Total Current Assets                   13,168,347            9,258,609
Property, Plant and Equipment
  less accumulated depreciation of
  $19,271,878 and $17,964,967          22,438,310           23,399,267
Other Assets
  Noncurrent marketable securities      3,706,069            3,093,555
  Cash surrender value-life insurance     316,035              347,312
  Other long-term assets                  285,812              486,002
                                       __________           __________
TOTAL ASSETS                          $39,914,573          $36,584,745

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     March 31, 1996       July 2, 1995
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   887,864          $   693,280
  Accrued expenses and payroll ded      1,013,130            1,047,266
  Income taxes payable                    339,813                 -
  Other current liabilities             2,377,455              441,698
  Current deferred income taxes            72,000               72,000
                                       __________           __________
Total Current Liabilities               4,690,262            2,254,244
Noncurrent Deferred Income Taxes        2,119,755            1,887,000

TOTAL LIABILITIES                       6,810,017            4,141,244
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,170,510 and 4,206,931 shares        417,052             420,693
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,923,096           4,944,585
  Unrealized gain on securities
   available-for-sale, net of tax        1,765,699           1,385,940
  Retained earnings                     25,845,095          25,538,669
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $33,104,556         $32,443,501

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $39,914,573         $36,584,745

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995

                                            March 31,            April 2,
                                              1996                 1995
Cash Flows From Operating Activities:
 Net earnings                             $2,174,994          $2,692,100
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,512,687           1,469,472
  Loss on abandonment of assets-net             -                 26,442
Changes in assets and liabilities
  Decrease (increase) in inventories          38,672             (44,336)
  Increase in prepaid and other             (344,775)           (281,271)
  Decrease in other long-term assets         231,467             248,784
  Increase (decrease) in accounts payable    194,584             (78,915)
  (Decrease) increase in accrued
   expenses and payroll deductions           (34,136)                603
  Increase in income taxes payable           339,813             461,211
  Decrease in income taxes refundable        444,626                -
  Increase in other current liabilities    1,935,757           1,967,256
                                           _________           _________
Net cash provided by operating activities $6,493,689          $6,461,346
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (551,730)         (2,534,019)
  Net increase in short-term investments  (3,078,262)         (3,569,778)
                                           _________           _________
Net cash used in investing activities     (3,629,992)         (6,103,797)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,636,698)         (1,552,423)
  Purchase of Class A Common Stock          (257,000)            (73,006)
  Stock issuance cost                           -                (17,500)
                                           _________           _________
Net cash used in financing activities     (1,893,698)         (1,642,929)
                                           _________           _________
Net Increase (Decrease) in Cash and
 Cash Equivalents                            969,999          (1,285,380)
Cash and Equivalents, Beginning of Year      973,678           3,468,677
                                           _________           _________
Cash and Equivalents, End of Period       $1,943,677          $2,183,297

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                             $508,036          $1,151,787

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Thirty-nine Weeks Ended
                         March 31, 1996

1. Consolidated Financial Statements

     The consolidated balance sheets as of March 31, 1996, and the consolidated statements of earnings and cash flows for the three-month and nine-month periods ended March 31, 1996 and April 2, 1995 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change refer to Note 1 to the financial statements for the year ended July 2, 1995.

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                         March 31, 1996

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,683,000 at the end of the third quarter of fiscal 1996 or $2,428,000 higher than at the beginning of the quarter. The increase relates primarily to the seasonal nature of bowling participation.

On September 1, 1994, the Comapny opened Bowl America Gaithersburg, a 48-lane center with a 170-seat full service, diner style restaurant. A center was closed in May 1995 at the expiration of its lease. In July 1993, the Company paid $1.8 million in cash for an existing 32-lane center in Orange Park, Florida.

Expansion of our Dranesville bowling center from 32 lanes to 48 lanes is in process, but there will be no contribution to cash flow until next fiscal year. Additional expenditures are also planned as the Company continues to modernize other existing centers. Cash and cash flow from operations are sufficient to finance all currently planned construction. The Company has maintained its fiscal year end 1995 position in telecommunications stock as a further source of expansion capital.


Results of Operations

There was a $.24 per share profit for the thirteen-week period ending March 31, 1996, versus $.30 per share profit for the thirteen weeks ending April 2, 1995. For the current thirty-nine week period earnings per share were $.38 compared to $.47 for the comparable period a year ago. Decreases in both revenues and expenses are partially due to our operating one less center for the majority of the current nine-month reporting period compared to the prior year period.

Operating revenues decreased 8% for the current nine-month period versus an increase of 8% in the comparable period a year ago. Weather adversely affected the third quarter periods in both the current and prior years. In the current year the Blizzard of '96 and the extreme cold took a heavy toll on our northern market, 20 of our 25 locations, especially in open play linage. League games which were lost due to the weather will be made up by the end of the fiscal year. The average game rate for the nine-month period is down from the prior period due to promotional pricing.

Food and beverage sales were down in the current period. Much of the decrease is a result of the poor weather in the third quarter.

Operating expenses decreased 5% in the current nine-month period versus an increase of 14% in the prior year comparable period when start-up costs for Gaithersburg were reported. Employee compensation and benefits were down 5% this period versus a 15% increase in the prior year period, the changes in both years resulting mainly from differences in the number of centers in operation.

Maintenance expense for the nine-month period was down 3% from the prior year period where the 15% increase related to the opening of new locations. For the three-month period ending March 31, 1996 snow plowing costs caused the maintenance expense to exceed the prior year quarter by 15%.

Advertising costs decreased 15% in the current nine-month period, although we are still conducting media campaigns to promote our centers. Utility costs decreased 2% in the current year period compared with a 6% increase in the prior year period.

Rent expense decreased 11% in the current thirty-nine week period and 3% in the prior year period, the decrease a result of reduced sales at some leased locations and the closing of a leased center, mentioned above. Real estate and personal property taxes and insurance premiums were down 4% for the period compared to an increase in the prior year relating to the opening of a new location.

Increases in depreciation and amortization expense of 3% in the current period relate primarily to the Gaithersburg location being open for the full nine-month period this year.
The 15% increase in the comparable period last year was due mainly to the opening of a bowling centers.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                         March 31, 1996

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




                                   BOWL AMERICA INCORPORATED
                                   Registrant


May 14, 1996                       Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


May 14, 1996                       Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller