Form 10-K405
period 1996-06-30
BOWL AMERICA INC
filed 1996-09-27
CIK 13573

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 1996       Commission file Number 1-7829

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, Section 229.405 of this Chapter, is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES [X] NO [ ]

     As of August 13, 1996, 4,146,310 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates was approximately $29 million; 1,536,146 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of August 13, 1996, the total aggregate market value for both classes of common stock would be approximately $40 million. (This includes the amount of shares held by all officers and directors as a group and by anyone known to own more than 5% of the stock.)

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after June 30, 1996 are incorpor-ated into Part III of this Form 10-K. Portions of Bowl America's 1996 Annual Report are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 1996 10-K FILING

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

                        INDEX TO FISCAL 1996 10-K FILING

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

                                   PART I

ITEM 1.  BUSINESS

         (a)   General Development of Business

         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 25 bowling centers. It is in the process of enlarging its bowling center in Dranesville, Virginia from 32 lanes to 48 lanes. The Company's bowling center in Silver Hill, Maryland was closed in May 1995 as a result of its condemnation in conjunction with the expansion of the Metro Subway System. The Company is seeking other new bowling locations.

         (b)   Financial Information about Industry Segments

         The Company has no segments in different industries. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. Merchandise sales, including food and beverages, were approximately 31% of operating revenues. The balance of operating revenues (approximately 69%) represents fees for bowling and related services.

         (c)   Narrative Description of Business

         As of September 1, 1996 the Registrant and its subsidiaries operated 14 bowling centers in the greater metropolitan area of Washington, D.C., three bowling centers in the greater metropolitan area of Baltimore, Maryland, two bowling centers in the greater metropolitan area of Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and three bowling centers in the greater metropolitan area of Richmond, Virginia. These 25 bowling centers contain a total of 936 lanes. When the expansion of the Dranesville center is completed, the 25 bowling centers will contain 952 lanes.
         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and playroom facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center retails bowling acessories.
         The bowling equipment essential for the Company's operation is readily available. The major source of its equipment is Brunswick Corporation.
         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the field. The principal method of competition is the quality of service furnished to the Company's customers.
Its primary competitors are two large bowling equipment manufacturers, Brunswick Corporation and AMF, Inc.
         Compliance with federal, state and local environmental protection laws has not materially affected the Company.
         The number of persons employed by the Company and its subsidiaries is approximately 800.

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

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business. There were no legal proceedings terminated during the fourth quarter ended June 30, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1996.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information set forth in the section entitled "Market Information", "Holders", and "Dividends" on page 3 of the Company's June 30, 1996 Annual Report is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's June 30, 1996 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's June 30, 1996 Annual Report is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Independent Auditors' Report and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 10 of the Company's June 30, 1996 Annual Report, are incorporated by reference herein.

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)1.  Financial Statements

                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

                Independent auditors' report
                Consolidated balance sheets - June 30, 1996 and July 2, 1995 Consolidated statements of earnings - years ended June 30, 1996,
                  July 2, 1995, and July 3, 1994
                Consolidated statements of stockholders' equity - years ended
                  June 30, 1996, July 2, 1995, and July 3, 1994
                Consolidated statements of cash flows - years ended
                  June 30, 1996, July 2, 1995, and July 3, 1994
                Notes to the consolidated financial statements - years ended
                  June 30, 1996, July 2, 1995, July 3, 1994

         (a)2.  Exhibits:

                1. Subsidiaries of registrant

         (b)    Reports on Form 8-K:

                The Company filed a report on Form 8-K with respect to the extension of the employment contract with Leslie H. Goldberg, President, for the period from July 1, 1996 to June 30, 1997.

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

BOWL AMERICA INCORPORATED


Leslie H. Goldberg
Leslie H. Goldberg
President and Principal Executive
& Operating Officer

Date:  September 26, 1996



Ruth Macklin
Ruth Macklin
Senior Vice President-Treasurer

Date:  September 26, 1996


Cheryl A. Dragoo
Cheryl A. Dragoo
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 26, 1996

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

Date:  September 26, 1996

Ruth Macklin                                Howard Katzman
Ruth Macklin                                Howard Katzman
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 26, 1996                   Date:  September 26, 1996

Joan Sobkov                                 A. Joseph Levy
Joan Sobkov                                 A. Joseph Levy
Director                                    Director

Date:  September 26, 1996                   Date:  September 26, 1996

Warren T. Braham                            Merle Fabian
Warren T. Braham                            Merle Fabian
Director                                    Director

Date:  September 26, 1996                   Date:  September 26, 1996

Milton Lyons
Milton Lyons
Director

Date:  September 26, 1996