Form 10-Q
period 1996-09-29
BOWL AMERICA INC
filed 1996-11-13
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

 Quarter Ended September 29, 1996        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                 October 27, 1996

       Class A Common Stock,                           4,146,310
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended
                           September 29,  October 1,
                               1996         1995
                            _______________________
Operating Revenues
 Bowling and other          $3,743,733   $3,823,858
 Food and merchandise sales  1,621,756    1,843,955
                             _________    _________
                             5,365,489    5,667,813
Operating Expenses
 Compensation and benefits   2,840,847    3,032,256
 Cost of bowling and other   1,590,394    1,683,338
 Cost of food and mdse sales   572,657      609,568
 Depreciation and
  amortization                 500,880      491,583
 General and administrative    181,525      199,895
                             _________    _________
                             5,686,303    6,016,640

Operating Loss                (320,814)    (348,827)
 Interest and dividend
  income                       121,467      140,634
                             _________    _________
Loss before pro-
 vision for income taxes      (199,347)    (208,193)
Income tax benefit             (83,732)     (87,377)
                             _________    _________

Net Loss                    $ (115,615) $  (120,816)

Loss per share                   $(.02)       $(.02)
Weighted average shares
 outstanding                 5,682,456    5,742,927

Dividends paid                $538,048     $545,593
 Per share, Class A              $.095        $.095
 Per share, Class B              $.095        $.095


The operating results for these thirteen (13) periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 September 29, 1996        June 30, 1996
                                 __________________        _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,410,084          $ 2,120,862
  Short-term investments                4,918,255            6,760,166
  Inventories                             808,939              685,777
  Prepaid expenses and other              701,402              736,659
  Income taxes refundable                 291,064              204,662
                                       __________           __________
Total Current Assets                    9,129,744           10,508,126
Property, Plant and Equipment
  less accumulated depreciation of
  $19,769,377 and $19,268,110          23,067,974           22,680,521
Other Assets
  Noncurrent marketable securities      3,519,090            3,855,282
  Cash surrender value-life insurance     334,968              332,162
  Other long-term assets                  218,947              525,163
                                       __________           __________
TOTAL ASSETS                          $36,270,723          $37,901,254

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                  September 29, 1996       June 30, 1996
                                  __________________       _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   641,252          $ 1,447,153
  Accrued expenses and payroll ded        883,917              906,239
  Other current liabilities               575,576              388,029
  Current deferred income taxes           114,000              114,000
                                       __________           __________
Total Current Liabilities               2,214,745            2,855,421
Noncurrent Deferred Income Taxes        2,014,247            2,142,000

TOTAL LIABILITIES                       4,228,992            4,997,421
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,146,310 shares                      414,631             414,631
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,908,819           4,908,819
  Unrealized gain on securities
   available-for-sale, net of tax        1,649,773           1,858,212
  Retained earnings                     24,914,894          25,568,557
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,041,731         $32,903,833

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $36,270,723         $37,901,254

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

                                        September 29,           October 1,
                                            1996                   1995
Cash Flows From Operating Activities:
 Net loss                                 $ (115,615)          $(120,816)
Adjustments to reconcile net
 loss to net cash provided
 by (used in) operating activities
  Depreciation and amortization              500,880             492,723
Changes in assets and liabilities
  Increase in inventories                   (123,162)           (237,135)
  Increase (decrease)in prepaid and other     35,257            (115,405)
  Decrease in other long-term assets         303,410             288,498
  (Decrease) increase in accounts payable   (805,901)              7,090
  Decrease in accrued expenses and
   payroll deductions                        (22,322)            (32,903)
  Decrease in income taxes refundable        (86,402)            (87,744)
  Increase in other current liabilities      187,547             203,677
                                           _________           _________
Net cash (used in) provided by
 operating activities                     $ (126,308)          $  397,985
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (888,333)           (170,207)
  Net decrease in short-term investments   1,841,911           1,841,794
                                           _________           _________
Net cash provided by
  investing activities                       953,578           1,671,587
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends                 (538,048)           (545,593)
  Purchase of Class A Common Stock              -                 (3,601)
                                           _________           _________
Net cash used in financing activities       (538,048)           (549,194)
                                           _________           _________
Net Increase in Cash and Equivalents         289,222           1,520,378
Cash and Equivalents, Beginning of Qtr     2,120,862             973,678
                                           _________           _________
Cash and Equivalents, End of Quarter      $2,410,084          $2,494,056

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $    2.670          $      367

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                  For the Thirteen Weeks Ended
                      September 29, 1996

1. Consolidated Financial Statements

     The consolidated balance sheets as of September 29, 1996, and the consolidated statements of earnings and cash flows for the three-month periods ended September 29, 1996 and October 1, 1995 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at September 29, 1996, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change refer to Note 1 to the financial statements for the year ended June 30, 1996.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       September 29, 1996

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $7,328,000 at the end of the first quarter of fiscal 1997 or $1,553,000 lower than at the beginning of the quarter. The decrease relates to the seasonal nature of bowling participation and expenditures for the expansion of our Dranesville location and upgrades at other centers. Additional expenditures are also planned as the Company continues to modernize other existing centers. Cash flow is sufficient to finance all currently planned construction. The Company has maintained its fiscal year end 1996 position in telecommunications stocks as a further source of expansion capital.

On September 1, 1994, the Company opened Bowl America Gaithersburg, a 48-lane center with at 170-seat full service, diner style restaurant. A center was closed in May 1995 at the expiration of its lease.


Results of Operations

There was a $.02 per share loss in the first quarter of both this year and last year. Operating revenues decreased 5% this quarter versus a decrease of 1% in the first quarter last year. Linage was down for the period however an increase in the average game rate helped to offset the reduced business. In last year's quarter, promotional pricing, used in part to support extended hours of operation, helped to increase open play games but resulted in a lower average game rate.

Food and beverage sales were down due to decreased traffic. Cost of food and beverage sales decreased in response to the reduction in sales.

Operating expenses excluding depreciation and amortization decreased 6% in the current quarter versus a slight decrease in in the comparable quarter last year. Employee compensation and benefits were down 6% this period versus a 2% increase in the prior year period.

Advertising costs decreased 12% from the prior year period as we used print media to a greater extent than in the previous period. We conducted media campaigns in both quarters. Utility costs decreased 6% in the current quarter compared to a 2% increase in the prior year quarter. The increase in the prior period related to the expense for a new center.

Rent expense decreased 15% in the current 13 week period and 9% in the prior year period, the decrease a result of reduced sales at some leased locations. Personal property taxes and insurance premiums were down for the period.

Increases in depreciation and amortization expense of 2% in the current quarter relates primarily to the capital expenditures made in the last six months. The 3% increase in the comparable quarter last year was due mainly to the Gaithersburg location being open for the full quarter.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                       September 29, 1996

                   PART II - OTHER INFORMATION


          An 8K was filed in July 1996, which referred to changes in an employment contract.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


November 13, 1996                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


November 13, 1996                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller