Form 10-Q
period 1996-12-29
BOWL AMERICA INC
filed 1997-02-12
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 29, 1996        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 26, 1997

       Class A Common Stock,                           4,145,410
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 29, December 31,  December 29,  December 31,
                               1996        1995           1996          1995
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,056,951   $5,172,788    $ 8,800,684   $ 8,996,646
 Food and merchandise sales  2,093,810    2,249,369      3,715,566     4,093,324
                             _________    _________     __________    __________
                             7,150,761    7,422,157     12,516,250    13,089,970
Operating Expenses
 Compensation and benefits   3,025,047    3,108,679      5,865,894     6,140,935
 Cost of bowling and other   1,555,266    1,581,697      3,145,660     3,265,035
 Cost of food and mdse sales   693,570      746,615      1,266,227     1,356,183
 Depreciation and
  amortization                 502,741      506,447      1,003,621       998,030
 General and administrative    184,486      201,548        366,011       401,443
                             _________    _________     __________    __________
                             5,961,110    6,144,986     11,647,413    12,161,626

Operating Income             1,189,651    1,277,171        868,837       928,344
 Interest and dividend
  income                       124,746      154,579        246,213       295,213
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,314,397    1,431,750      1,115,050     1,223,557
Provision for income taxes     491,356      535,753        407,624       448,376
                             _________    _________     __________    __________

Net Earnings                $  823,041   $  895,997    $   707,426   $   775,181

Earnings per share                $.14         $.16           $.12         $.14
Weighted average shares
 outstanding                 5,682,156    5,742,656       5,682,306   5,742,791

Dividends paid                $539,834     $545,553      $1,077,881   $1,091,146
 Per share, Class A              $.095        $.095            $.19         $.19
 Per share, Class B              $.095        $.095            $.19         $.19


The operating results for these thirteen (13) and twenty-six (26) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 29, 1996     June 30, 1996
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,587,293          $ 2,120,862
  Short-term investments                6,386,226            6,760,166
  Inventories                             716,906              685,777
  Prepaid expenses and other              535,497              736,659
  Income taxes refundable                    -                 204,662
                                       __________           __________
Total Current Assets                   10,225,922           10,508,126
Property, Plant and Equipment
  less accumulated depreciation of
  $20,080,568 and $19,268,110          23,118,237           22,680,521
Other Assets
  Noncurrent marketable securities      3,973,566            3,855,282
  Cash surrender value-life insurance     336,385              332,162
  Other long-term assets                  218,932              525,163
                                       __________           __________
TOTAL ASSETS                          $37,873,042          $37,901,254

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 29, 1996     June 30, 1996
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   592,725          $ 1,447,153
  Accrued expenses and payroll ded        838,138              906,239
  Income taxes payable                    104,005                 -
  Other current liabilities             1,436,643              388,029
  Current deferred income taxes           114,000              114,000
                                       __________           __________
Total Current Liabilities               3,085,511            2,855,421
Noncurrent Deferred Income Taxes        2,186,948            2,142,000

TOTAL LIABILITIES                       5,272,459            4,997,421
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,145,410 and 4,146,310 shares        414,541             414,631
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,908,288           4,908,819
  Unrealized gain on securities
   available-for-sale,                   1,931,548           1,858,212
  Retained earnings                     25,192,592          25,568,557
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,600,583         $32,903,833

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $37,873,042         $37,901,254

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

                                         December 29,        December 31,
                                            1996                 1995
Cash Flows From Operating Activities:
 Net earnings                             $  707,426          $  775,181
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,003,621             998,030
  Loss (gain) on sale/abandonment of
    assets net                                 3,330              (5,634)
Changes in assets and liabilities
  Increase in inventories                    (31,129)           (119,125)
  Decrease (increase) in prepaid and other   201,162             (53,165)
  Decrease in other long-term assets         302,008             230,670
  Decrease in accounts payable              (854,428)            (71,217)
  Decrease in accrued expenses
    and payroll deductions                   (68,101)            (42,408)
  Increase in income taxes payable           104,005                -
  Decrease in income taxes refundable        204,662             290,862
  Increase in other current liabilities    1,048,614           1,054,172
                                           _________           _________
Net cash provided by operating activities $2,621,170          $3,057,366
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (1,444,667)           (342,249)
  Net decrease (increase) in
    short-term investments                   373,940            (120,336)
                                           _________           _________
Net cash used in investing activities     (1,070,727)           (462,585)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,077,881)         (1,091,146)
  Purchase of Class A Common Stock            (6,131)             (3,601)
                                           _________           _________
Net cash used in financing activities     (1,084,012)         (1,094,747)
                                           _________           _________
Net Increase in Cash and Equivalents         466,431           1,500,034
Cash and Equivalents, Beginning of Year    2,120,862             973,678
                                           _________           _________
Cash and Equivalents, End of Period       $2,587,293          $2,473,712

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $   98,957          $  157,514

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Twenty-six Weeks Ended
                      December 29, 1996

1. Consolidated Financial Statements

The consolidated balance sheets as of December 29, 1996, and the consolidated statements of earnings and cash flows for the three-month and six-month periods ended December 29, 1996 and December 31, 1995, have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at December 29, 1996, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change, refer to Note 1 to the financial statements for the year ended June 30, 1996.

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 29, 1996

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $8,974,000 at the end of the second quarter of fiscal 1997 or $1,646,000 higher than at the beginning of the quarter. The increase relates primarily to the seasonal nature of bowling participation.

Expansion of our Dranesville bowling center from 32 lanes to 48 lanes, including installing the most up-to-date autoscoring system, will be completed in the third quarter. Through the end of the second quarter the Company had expended approximately $1.5 million of the $2.1 million budgeted for the project, with the remaining $600,000 expected to be paid in the third quarter.

Additional expenditures are also planned as we are installing "Cosmic Bowling", a glow-in-the-dark, laser light, stereo sound system, at several of our locations and we are continuing to modernize other existing centers. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company has maintained its fiscal year end 1996 position in telecommunications stocks as a further source of expansion capital.

On September 1, 1994, the Company opened Bowl America Gaithersburg, a 48-lane center with at 170-seat full service, diner style restaurant. A center was closed in May 1995 at the expiration of its lease.

Results of Operations

There was a $.14 per share profit for the thirteen-week period ending December 29, 1996, versus a $.16 per share profit for the thirteen weeks ended December 31, 1995. For the current twenty-six week period earnings per share were $.12 compared to $.14 for the comparable period a year ago.

Operating revenues decreased 7% for the current six-month period, versus a decrease of 6% in the comparable period a year ago.
An increase in the average price per game helped to offset the effect of the decrease in games during the twenty-six week period. The Company has begun a program of replacing leased amusement game machines with owned machines. Year-to-date this change has resulted in an increase in game revenue at the affected locations.

Food and beverage sales were down in the current period and cost of food and beverage sales decreased in response to the reduction in sales.

Operating expenses excluding depreciation and amortization decreased 5% in the current period versus a 3% decrease in the comparable period last year. Employee compensation and benefits were down 4% this period versus a 6% increase in the prior year period.

Advertising costs decreased 21% from the prior year period as we used print media to a greater extent than in the previous period. Utility costs decreased 5% in the current period compared to a 6% decrease in the prior year period. The decrease in the prior period reflected the decrease in the number of centers in operation.

Rent expense decreased 10% in the current twenty-six week period and 11% in the prior year period, the decrease a result of reduced sales at some leased locations. Personal property taxes and insurance premiums were down for the period.

Increases in depreciation and amortization expense of 1% in the current period relate primarily to the capital expenditures made in the last nine months. The 2% increase in the comparable period last year was due mainly to the Gaithersburg location being open for the full period.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                        December 29, 1996

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




                                   BOWL AMERICA INCORPORATED
                                   Registrant


February 11, 1997                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


February 11, 1997                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller