Form 10-Q
period 1997-03-30
BOWL AMERICA INC
filed 1997-05-13
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

  Quarter Ended March 30, 1997           Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                    April 27, 1997

       Class A Common Stock,                           4,142,448
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             March 30,   March 31,      March 30,     March 31,
                               1997        1996           1997          1996
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $6,062,748   $5,872,127    $14,863,432   $14,868,773
 Food and merchandise sales  2,439,554    2,462,458      6,155,120     6,555,782
                             _________    _________     __________    __________
                             8,502,302    8,334,585     21,018,552    21,424,555
Operating Expenses
 Compensation and benefits   3,168,017    3,118,268      9,033,911     9,259,203
 Cost of bowling and other   1,597,975    1,651,220      4,743,635     4,916,255
 Cost of food and mdse sales   756,050      776,845      2,022,277     2,133,028
 Depreciation and
  amortization                 509,241      514,657      1,512,862     1,512,687
 General and administrative    188,064      209,337        554,075       610,780
                             _________    _________     __________    __________
                             6,219,347    6,270,327     17,866,760    18,431,953

Operating Income             2,282,955    2,064,258      3,151,792     2,992,602
 Interest and dividend
  income                       197,137      180,021        443,350       475,234
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            2,480,092    2,244,279      3,595,142     3,467,836
Provision for income taxes     934,208      844,466      1,341,832     1,292,842
                             _________    _________     __________    __________

Net Earnings                $1,545,884   $1,399,813    $ 2,253,310   $ 2,174,994

Earnings per share                $.28         $.24           $.40         $.38
Weighted average shares
 outstanding                 5,681,536    5,740,938       5,682,049   5,742,174

Dividends paid                $541,534     $545,552      $1,619,415   $1,636,698
 Per share, Class A              $.095        $.095           $.285        $.285
 Per share, Class B              $.095        $.095           $.285        $.285



The operating results for these thirteen (13) and thirty-nine (39) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    March 30, 1997        June 30, 1996
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,041,175          $ 2,120,862
  Short-term investments                8,876,684            6,760,166
  Inventories                             669,163              685,777
  Prepaid expenses and other              933,261              736,659
  Income taxes refundable                    -                 204,662
                                       __________           __________
Total Current Assets                   12,520,283           10,508,126
Property, Plant and Equipment
  less accumulated depreciation of
  $20,375,500 and $19,268,110          23,646,628           22,680,521
Other Assets
  Noncurrent marketable securities      3,859,854            3,855,282
  Cash surrender value-life insurance     336,385              332,162
  Other long-term assets                  218,932              525,163
                                       __________           __________
TOTAL ASSETS                          $40,582,082          $37,901,254

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     March 30, 1997       June 30, 1996
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   716,477          $ 1,447,153
  Accrued expenses and payroll ded      1,211,671              906,239
  Income taxes payable                    547,346                 -
  Other current liabilities             2,314,641              388,029
  Current deferred income taxes           114,000              114,000
                                       __________           __________
Total Current Liabilities               4,904,135            2,855,421
Noncurrent Deferred Income Taxes        2,143,737              906,239

TOTAL LIABILITIES                       7,047,872            4,997,421
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,145,380 and 4,146,310 shares        414,538             414,631
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,908,270           4,908,819
  Unrealized gain on securities
   available-for-sale, net of tax        1,861,047           1,858,212
  Retained earnings                     26,196,741          25,568,557
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $33,534,210         $32,443,501

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $40,582,082         $37,901,254

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996

                                            March 30,          March 31,
                                              1997               1996
Cash Flows From Operating Activities:
 Net earnings                             $2,253,310          $2,174,994
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,512,862           1,512,687
  Gain on disposition of assets-net           25,301                -
Changes in assets and liabilities
  Decrease in inventories                     16,614              38,672
  Increase in prepaid and other             (196,602)           (344,775)
  Decrease in other long-term assets         302,008             231,467
  (Decrease) increase in accounts payable   (730,676)            194,584
  Increase (decrease) in accrued
   expenses and payroll deductions           305,432             (34,136)
  Increase in income taxes payable           547,346             339,813
  Decrease in income taxes refundable        204,662             444,626
  Increase in other current liabilities    1,926,612           1,935,757
                                           _________           _________
Net cash provided by operating activities $6,166,869          $6,493,689
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (2,504,270)           (551,730)
  Net increase in short-term investments  (2,116,518)         (3,078,262)
                                           _________           _________
Net cash used in investing activities     (4,620,788)         (3,629,992)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,619,415)         (1,636,698)
  Purchase of Class A Common Stock            (6,353)           (257,000)
                                           _________           _________
Net cash used in financing activities     (1,625,768)         (1,893,698)
                                           _________           _________
Net (Decrease) Increase in Cash and
 Cash Equivalents                            (79,687)            969,999
Cash and Equivalents, Beginning of Year    2,120,862             973,678
                                           _________           _________
Cash and Equivalents, End of Period       $2,041,175          $1,943,677

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  589,824          $  508,036

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Thirty-nine Weeks Ended
                         March 30, 1997

1. Consolidated Financial Statements

The consolidated balance sheets as of March 30, 1997, and the consolidated statements of earnings and cash flows for the three-month and nine-month periods ended March 30, 1997 and March 31, 1996 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at March 30, 1997, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change refer to Note 1 to the financial statements for the year ended June 30, 1996.

2.  New Accounting Pronouncement

The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" in February 1997. This standard will be effective for the Company beginning in fiscal year 1998. The proforma effect of adopting this standard has no impact on the earnings per share calculation for the three-month periods ended March 30, 1997 and March 31, 1996, and the nine-month periods ended March 31, 1997 and March 31, 1996.

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                         March 30, 1997

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $10,918,000 at the end of the third quarter of fiscal 1997 or $1,944,000 higher than at the beginning of the quarter. The increase relates primarily to the seasonal nature of bowling participation.

Although remodeling of the snack bar area at our Dranesville location is continuing, the 16-lane expansion was completed in the third quarter and it is generating additional cash flow. During fiscal 1997 approximately $1.6 million will be expended for the project.

"Extreme Bowling", a glow-in-the-dark bowling experience, augmented by laser lights and high energy stereo sound, was started at 5 locations during the third quarter where it has generated increased linage and food and merchandise sales. We are currently installing the equipment in an additional two centers and may include more centers in the future. We are continuing to modernize other locations. Cash and cash flow from operations are sufficient to finance all currently planned purchases and construction. The Company has maintained its fiscal year end 1996 position in telecommunications stock as a further source of expansion capital.

During the fourth quarter the Company will close two centers which are operating with negative cash flow at the expiration of their leases. On September 1, 1994, the Company opened Bowl America Gaithersburg, a 48-lane center with a full service diner style restaurant. A center was closed in May 1995 at the expiration of its lease.

Results of Operations

There was a $.28 per share profit for the thirteen-week period ending March 30, 1997, versus $.24 per share profit for the thirteen weeks ending March 31, 1996. For the current thirty-nine week period earnings per share were $.40 compared to $.38 for the same period a year ago.

Operating revenues decreased 2% for the current nine-month period, versus a decrease of 8% in the comparable period a year ago. Heavy use of promotional pricing in the prior year caused a lower average game rate but created increased linage and food and beverage sales. In the current year the average game rate was up but the loss of traffic depressed food and merchandise sales. In the prior year the Blizzard of '96 and the extreme cold took a heavy toll on our northern market during the third quarter.

The Company is continuing a program of replacing leased amusement game machines with owned machines. Year-to-date this change has resulted in an increase in game revenue at the affected locations.

Operating expenses decreased 3% in the current nine-month period versus a 5% decrease in the prior year. Employee compensation and benefits were down 2% this period versus a 5% decrease in the prior year period, the change in the prior year resulting mainly from the difference in the number of centers in operation.

Maintenance expense for the nine-month period was down 9% versus a decline of 3% last year which included unusually high snow removal costs. Advertising costs decreased 17% in the current nine-month period. Utility costs decreased 4% in the current thirth-nine week period versus a decrease of 2% in the prior year period.

Rent expense decreased 9% in the current nine-month period and 11% in the prior period, the decrease a result of reduced sales at some leased locations. Depreciation and amortization expenses were flat for the thirty-nine week period versus an increase of 3% in the prior period. The increase last year was due mainly to the Gaithers-burg location being open for the full period.

                        S.E.C. FORM 10-Q

                          March 30, 1997

                    PART II - OTHER INFORMATION


     An 8-K was filed in March 1997 referring to the resignation of a member of the Board of Directors.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


May 14, 1997                       Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


May 14, 1997                       Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller