Form 10-Q
period 1997-09-28
BOWL AMERICA INC
filed 1997-11-12
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

 Quarter Ended September 28, 1997        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                 October 26, 1997

       Class A Common Stock,                           4,125,998
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended
                           September 28, September 29,
                               1997         1996
                            _______________________
Operating Revenues
 Bowling and other          $3,830,878   $3,743,733
 Food and merchandise sales  1,585,976    1,621,756
                             _________    _________
                             5,416,854    5,365,489
Operating Expenses
 Compensation and benefits   2,779,558    2,840,847
 Cost of bowling and other   1,530,332    1,590,394
 Cost of food and mdse sales   511,775      572,657
 Depreciation and
  amortization                 550,614      500,880
 General and administrative    191,584      181,525
                             _________    _________
                             5,563,863    5,686,303

Operating Loss                (147,009)    (320,814)
 Interest and dividend
  income                       135,098      121,467
                             _________    _________
Loss before pro-
 vision for income taxes       (11,911)    (199,347)
Income tax benefit             (12,615)     (83,732)
                             _________    _________

Net Earnings (loss)         $      704  $  (115,615)

Earnings (loss) per share        $ .00        $(.02)
Weighted average shares
 outstanding                 5,662,144    5,682,456

Dividends paid                $566,214     $538,048
 Per share, Class A              $.10         $.095
 Per share, Class B              $.10         $.095


The operating results for these thirteen (13) periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 September 28, 1997        June 29, 1997
                                 __________________        _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,826,688          $ 1,797,656
  Short-term investments                5,507,943            6,375,039
  Inventories                             900,982              700,200
  Prepaid expenses and other              539,723              459,652
  Income taxes refundable                 112,597               32,982
                                       __________           __________
Total Current Assets                    8,887,933            9,365,529
Property, Plant and Equipment
  less accumulated depreciation of
  $20,566,155 and $20,052,750          23,465,493           23,454,699
Other Assets
  Marketable securities
    available-for-sale                  4,542,878            4,363,058
  Cash surrender value-life insurance     357,601              354,206
  Other long-term assets                  217,332              465,079
                                       __________           __________
TOTAL ASSETS                          $37,471,237          $38,002,571

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                  September 28, 1997       June 29, 1997
                                  __________________       _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   614,078          $   992,397
  Accrued expenses and payroll ded        900,264              840,502
  Other current liabilities               555,753              382,840
  Current deferred income taxes            70,000               70,000
                                       __________           __________
Total Current Liabilities               2,140,095            2,285,739
Noncurrent Deferred Income Taxes        2,403,332            2,335,000

TOTAL LIABILITIES                       4,543,427            4,620,739
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,125,998 shares                      412,600             412,600
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,896,835           4,896,835
  Unrealized gain on securities
   available-for-sale, net of tax        2,284,521           2,173,033
  Retained earnings                     25,180,240          25,745,750
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,927,810         $33,381,832

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $37,471,237         $38,002,571

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

                                        September 28,        September 29,
                                            1997                 1996
Cash Flows From Operating Activities:
 Net earnings (loss)                      $      704          $ (115,615)
Adjustments to reconcile net
 loss to net cash provided
 by (used in) operating activities
  Depreciation and amortization              550,614             500,880
Changes in assets and liabilities
  Increase in inventories                   (200,782)           (123,162)
  (Increase)decrease in prepaid and other    (80,071)             35,257
  Decrease in other long-term assets         244,352             303,410
  Decrease in accounts payable              (378,319)           (805,901)
  Increase (decrease) in accrued expenses
   and payroll deductions                     59,762             (22,322)
  Increase in income taxes refundable        (79,615)            (86,402)
  Increase in other current liabilities      172,913             187,547
                                           _________           _________
Net cash provided by (used in)
 operating activities                     $  289,558           $(126,308)
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (561,408)           (888,333)
  Net decrease in short-term investments     867,096           1,841,911
                                           _________           _________
Net cash provided by
  investing activities                       305,688             953,578
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends                 (566,214)           (538,048)
                                           _________           _________
Net cash used in financing activities       (566,214)           (538,048)
                                           _________           _________
Net Increase in Cash and Equivalents          29,032             289,222
Cash and Equivalents, Beginning of Qtr     1,797,656           2,120,862
                                           _________           _________
Cash and Equivalents, End of Quarter      $1,826,688          $2,410,084

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $   67,000          $    2,670

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                  For the Thirteen Weeks Ended
                      September 28, 1997

1. Consolidated Financial Statements

     The consolidated balance sheets as of September 28, 1997, and the consolidated statements of earnings and cash flows for the three-month periods ended September 28, 1997 and September 29, 1996 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at September 28, 1997, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change refer to Note 1 to the financial statements for the year ended June 29, 1997.


2. Earnings Per Share

     The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" in February 1997. The effect of adopting this standard has no impact on the earnings per share calculation for the quarters ended September 28, 1997, and September 29, 1996.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       September 28, 1997

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $7,335,000 at the end of the first quarter of fiscal 1998 or $838,000 lower than at the beginning of the quarter. The decrease relates primarily to the seasonal nature of bowling participation.

During the quarter the Company expended approximately $600,000 for capital assets including upgraded bowling equipment and glow-in-the-dark light and sound systems. In addition, the Company is continuing its program of replacing leased amusement game machines with owned machines. Expenditures are also planned as the Company continues to modernize other existing centers. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company has maintained its fiscal year end 1997 position in telecommunications stocks as a further source of expansion capital.

On February 1, 1997, the 16-lane expansion from 32 to 48 lanes at Bowl America Dranesville began operation. During the fourth quarter of fiscal 1997, the Company closed two centers which, at the expiration of their leases, were operating with negative cash flows. A center was closed in May 1995 at the expiration of its lease.


Results of Operations

As noted above, the Company operated two fewer centers in the fiscal 1998 period than in the prior year period and one fewer in the first quarter of fiscal 1997 than in fiscal 1996. All comparisons in this report are significantly influenced by the change in the number of operating locations.

There was a profit of less than $.01 per share in the current quarter versus a $.02 per share loss in the first quarter of last year. Over half of the improvement in earnings is a result of closing the two unprofitable centers. Operating revenues increased 1% this quarter versus a decrease of 5% in the first quarter last year. Linage for the period was up, however the average game rate decreased mainly due to our "Rolling Rewards" summer promotion where we rewarded students with a free game for each "A" on their report cards. Amusement game income increased substantially due to the installation of more current and technologically advanced games.

While food and beverage sales in total were down slightly, at comparable centers sales increased in large part because of the increased traffic during our summer promotion.

Operating expenses excluding depreciation and amortization decreased 3% in the current quarter versus a 6% decrease in in the comparable quarter last year. Increases in depreciation and amortization expense of 10% in the currect quarter relates to the Dranesville expansion and glow-in the-dark equipment and amusement game purchases.

Employee compensation and benefits were down 2% this period versus a 6% increase in the prior year period. Advertising costs decreased 9% from the prior year period and decreased 12% in the first quarter a year ago. Media campaigns utilizing newspaper and direct mail instead of more expensive television advertising have been largely responsible for the decrease. Supplies and services expense increased partially due to costs of glow-in-the-dark and amusement game supplies. Utility costs decreased 5% in the current quarter compared to a 6% decrease in the prior year quarter.

Rent expense decreased 9% in the current period and 15% in the prior year period, the decrease mainly a result of the change in the number of leased locations.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                       September 28, 1997

                   PART II - OTHER INFORMATION


          An 8K was filed in August 1997, which referred to changes in an employment contract.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


November 12, 1997                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


November 12, 1997                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller