Form 10-Q
period 1997-12-28
BOWL AMERICA INC
filed 1998-02-10
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 28, 1997        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 26, 1998

       Class A Common Stock,                           4,123,431
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 28, December 29,  December 28,  December 29,
                               1997        1996           1997          1996
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,246,651   $5,056,951    $ 9,077,529   $ 8,800,684
 Food and merchandise sales  2,100,224    2,093,810      3,686,200     3,715,566
                             _________    _________     __________    __________
                             7,346,875    7,150,761     12,763,729    12,516,250
Operating Expenses
 Compensation and benefits   2,964,446    3,025,047      5,744,004     5,865,894
 Cost of bowling and other   1,599,550    1,555,266      3,129,882     3,145,660
 Cost of food and mdse sales   749,536      693,570      1,261,311     1,266,227
 Depreciation and
  amortization                 581,806      502,741      1,132,420     1,003,621
 General and administrative    229,732      184,486        421,316       366,011
                             _________    _________     __________    __________
                             6,125,070    5,961,110     11,688,933    11,647,413

Operating Income             1,221,805    1,189,651      1,074,796       868,837
 Interest and dividend
  income                       149,940      124,746        285,038       246,213
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,371,745    1,314,397      1,359,834     1,115,050
Provision for income taxes     512,912      491,356        500,297       407,624
                             _________    _________     __________    __________

Net Earnings                $  858,833   $  823,041    $   859,537   $   707,426

Earnings per share                $.15         $.14           $.15         $.12
Weighted average shares
 outstanding                 5,662,144    5,682,156       5,662,144   5,682,306

Dividends paid                $566,215     $539,834      $1,132,429   $1,077,881
 Per share, Class A               $.10        $.095            $.20         $.19
 Per share, Class B               $.10        $.095            $.20         $.19


The operating results for these thirteen (13) and twenty-six (26) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 28, 1997     June 29, 1997
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,942,991          $ 1,797,656
  Short-term investments                7,584,716            6,375,039
  Inventories                             759,164              700,200
  Prepaid expenses and other              501,565              459,652
  Income taxes refundable                    -                  32,982
                                       __________           __________
Total Current Assets                   10,788,436            9,365,529
Property, Plant and Equipment
  less accumulated depreciation of
  $21,110,904 and $20,052,750          23,159,615           23,454,699
Other Assets
  Marketable securities avail-fr-sale   5,287,995            4,363,058
  Cash surrender value-life insurance     358,429              354,206
  Other long-term assets                  217,332              465,079
                                       __________           __________
TOTAL ASSETS                          $39,811,807          $38,002,571

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 28, 1997     June 29, 1997
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   825,196          $   992,397
  Accrued expenses and payroll ded        828,740              840,502
  Income taxes payable                    249,914                 -
  Other current liabilities             1,469,080              382,840
  Current deferred income taxes            70,000               70,000
                                       __________           __________
Total Current Liabilities               3,442,930            2,285,739
Noncurrent Deferred Income Taxes        2,686,476            2,335,000

TOTAL LIABILITIES                       6,129,406            4,620,739
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,145,410 and 4,146,310 shares        412,600             412,600
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,896,835           4,896,835
  Unrealized gain on securities
   available-for-sale,                   2,746,494           2,173,033
  Retained earnings                     25,472,858          25,745,750
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $33,682,401         $33,381,832

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $39,811,807         $38,002,571

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

                                         December 28,        December 29,
                                            1997                 1996
Cash Flows From Operating Activities:
 Net earnings                             $  859,537          $  707,426
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,058,154           1,003,621
  Loss (gain) on sale/abandonment of
    assets net                                16,631               3,330
Changes in assets and liabilities
  Increase in inventories                    (58,964)            (31,129)
  (Increase) decrease in prepaid and other   (46,135)            201,162
  Decrease in other long-term assets         247,746             302,008
  Decrease in accounts payable              (167,201)           (854,428)
  Decrease in accrued expenses
    and payroll deductions                   (11,762)            (68,101)
  Increase in income taxes payable           249,914             104,005
  Decrease in income taxes refundable         32,982             204,662
  Increase in other current liabilities    1,086,240           1,048,614
                                           _________           _________
Net cash provided by operating activities $3,267,142          $2,621,170
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (779,701)         (1,444,667)
  Net (increase) decrease in
    short-term investments                (1,209,677)            373,940
                                           _________           _________
Net cash used in investing activities     (1,989,378)         (1,070,727)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,132,429)         (1,077,881)
  Purchase of Class A Common Stock              -                 (6,131)
                                           _________           _________
Net cash used in financing activities     (1,132,429)         (1,084,012)
                                           _________           _________
Net Increase in Cash and Equivalents         145,335             466,431
Cash and Equivalents, Beginning of Year    1,797,656           2,120,862
                                           _________           _________
Cash and Equivalents, End of Period       $1,942,991          $2,587,293

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  217,401          $   98,957

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Twenty-six Weeks Ended
                      December 28, 1997

1. Consolidated Financial Statements

The consolidated balance sheets as of December 28, 1997, and the consolidated statements of earnings and cash flows for the three-month and six-month periods ended December 28, 1997 and December 29, 1996, have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at December 28, 1997, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change, refer to Note 1 to the financial statements for the year ended June 29, 1997.

2.  Earnings Per Share

The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" in February 1997. The effect of adopting this standard has no impact on the earnings per share calculation for the periods ended December 28, 1997, and December 29, 1996.

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 28, 1997

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $9,528,000 at the end of the second quarter of fiscal 1998 or $2,193,000 higher than at the beginning of the quarter. The increase relates primarily to the seasonal nature of bowling participation.

The Company expended approximately $240,000 during the quarter primarily for amusement games as the Company continues its program of replacing leased amusement game machines with owned machines. Expenditures are also planned as the Company continues to modernize other existing centers. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company has maintained its fiscal year end 1997 position in telecommunications stocks as a further source of expansion capital.

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

There was a $.15 per share profit for the thirteen-week period ending December 28, 1997, versus a $.14 per share profit for the thirteen weeks ended December 29, 1996. For the current twenty-six week period earnings per share were $.15 compared to $.12 for the comparable period a year ago.

Operating revenues increased 2% for the current six-month period, versus a decrease of 7% in the comparable period a year ago. Linage for the six month period was up, however, our "Rolling Rewards" summer promotion kept the average game rate below the rate in the prior year period. Amusement game income continues to improve as the number of Company owned machines increases.

Food and beverage sales were down in the current period overall, but at comparable locations there was a 4% increase. Cost of food and beverage sales decreased due to the lower sales.

Operating expenses excluding depreciation and amortization decreased 1% in the current period versus a 5% decrease in the comparable period last year. Employee compensation and benefits were down 2% this period versus a 4% decrease in the prior year period.

Advertising costs decreased 15% from the prior year period mainly due to our use of print media, newspapers and direct mail, as our primary advertising vehicle. Glow-in-the-dark bowling and amusement game supplies have been largely responsible for an increase in the supplies and services expense. Utility costs decreased 6% in the current period compared to a 5% decrease in the prior year period. The decrease in both periods reflected the decrease in the number of centers in operation.

Increases in depreciation and amortization expense of 13% in the current period relate to the purchases of amusement games and glow-in-the-dark bowling equipment during the last 12 months and the Dranesville expansion.

Rent expense increased 7% in the current year period as a one-time termination payment under an expired lease more than offset the reduction in rent from fewer leased locations. In the prior year period rent expense decreased 10% as a result of reduced sales at some leased locations.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                        December 28, 1997

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




                                   BOWL AMERICA INCORPORATED
                                   Registrant


February 10, 1998                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


February 10, 1998                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller