Form 10-Q
period 1998-03-29
BOWL AMERICA INC
filed 1998-05-12
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

  Quarter Ended March 29, 1998           Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                    April 26, 1998

       Class A Common Stock,                           4,120,351
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             March 29,   March 30,      March 29,     March 30,
                               1998        1997           1998          1997
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $6,211,143   $6,062,748    $15,288,672   $14,863,432
 Food and merchandise sales  2,411,610    2,439,554      6,097,810     6,155,120
                             _________    _________     __________    __________
                             8,622,753    8,502,302     21,386,482    21,018,552
Operating Expenses
 Compensation and benefits   3,103,145    3,168,017      8,847,149     9,033,911
 Cost of bowling and other   1,452,079    1,597,975      4,581,961     4,743,635
 Cost of food and mdse sales   754,617      756,050      2,015,928     2,022,277
 Depreciation and
  amortization                 592,304      509,241      1,724,724     1,512,862
 General and administrative    214,141      188,064        635,457       554,075
                             _________    _________     __________    __________
                             6,116,286    6,219,347     17,805,219    17,866,760

Operating Income             2,506,467    2,282,955      3,581,263     3,151,792
 Interest and dividend
  income                       197,160      197,137        482,198       443,350
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            2,703,627    2,480,092      4,063,461     3,595,142
Provision for income taxes   1,018,991      934,208      1,519,288     1,341,832
                             _________    _________     __________    __________

Net Earnings                $1,684,636   $1,545,884    $ 2,544,173   $ 2,253,310

Earnings per share                $.30         $.28           $.45          $.40
Weighted average shares
 outstanding                 5,657,457    5,681,536      5,660,582     5,682,049

Dividends paid                $566,214     $541,534     $1,698,643    $1,619,415
 Per share, Class A               $.10        $.095           $.30         $.285
 Per share, Class B               $.10        $.095           $.30         $.285



The operating results for these thirteen (13) and thirty-nine (39) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    March 29, 1998        June 29, 1997
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,385,513          $ 1,797,656
  Short-term investments               10,466,026            6,375,039
  Inventories                             609,900              700,200
  Prepaid expenses and other              801,333              459,652
  Income taxes refundable                    -                  32,982
                                       __________           __________
Total Current Assets                   13,262,772            9,365,529
Property, Plant and Equipment
  less accumulated depreciation of
  $21,607,107 and $20,052,750          22,656,262           23,454,699
Other Assets
  Noncurrent marketable securities      6,351,553            4,363,058
  Cash surrender value-life insurance     358,429              354,206
  Other long-term assets                  217,332              465,079
                                       __________           __________
TOTAL ASSETS                          $42,846,348          $38,002,571

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     March 29, 1998       June 29, 1997
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   723,600          $   992,397
  Accrued expenses and payroll ded        971,444              840,502
  Income taxes payable                    284,742                 -
  Other current liabilities             2,295,847              382,840
  Current deferred income taxes            70,000               70,000
                                       __________           __________
Total Current Liabilities               4,345,633            2,285,739
Noncurrent Deferred Income Taxes        3,090,628            2,335,000

TOTAL LIABILITIES                       7,436,261            4,620,739
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,120,351 and 4,125,998 shares        412,035             412,600
    Class B issued and outstanding -
     1,536,146                             153,614             153,614
  Additional paid-in capital             4,893,503           4,896,835
  Unrealized gain on securities
   available-for-sale, net of tax        3,405,901           2,173,033
  Retained earnings                     26,545,034          25,745,750
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $35,410,087         $33,381,832

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $42,846,348         $38,002,571

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED MARCH 29, 1998 AND MARCH 30, 1997

                                            March 29,          March 30,
                                              1998               1997
Cash Flows From Operating Activities:
 Net earnings                             $2,544,173          $ 2,253,310
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,724,724            1,512,862
  Gain on disposition of assets-net             -                  25,301
Changes in assets and liabilities
  Decrease in inventories                     90,300               16,614
  Increase in prepaid and other             (341,681)            (196,602)
  Decrease in other long-term assets         243,525              302,008
  Decrease in accounts payable              (268,797)            (730,676)
  Increase in accrued expenses
    and payroll deductions                   130,942              305,432
  Increase in income taxes payable           284,742              547,346
  Decrease in income taxes refundable         32,982              204,662
  Increase in other current liabilities    1,913,007            1,926,612
                                           _________            _________
Net cash provided by operating activities $6,353,917          $ 6,166,869
                                           _________            _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (926,287)          (2,504,270)
  Net increase in short-term investments  (4,090,987)          (2,116,518)
                                           _________            _________
Net cash used in investing activities     (5,017,274)          (4,620,788)
                                           _________            _________

Cash flows from financing activities
  Payment of cash dividends               (1,698,643)          (1,619,415)
  Purchase of Class A Common Stock           (50,143)              (6,353)
                                           _________            _________
Net cash used in financing activities     (1,748,786)          (1,625,768)
                                           _________            _________
Net Decrease in Cash and
 Cash Equivalents                           (412,143)             (79,687)
Cash and Equivalents, Beginning of Year    1,797,656            2,120,862
                                           _________            _________
Cash and Equivalents, End of Period       $1,385,513          $ 2,041,175

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,201,564          $   589,824

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Thirty-nine Weeks Ended
                         March 29, 1998

1. Consolidated Financial Statements

The consolidated balance sheets as of March 29, 1998, and the consolidated statements of earnings and cash flows for the three-month and nine-month periods ended March 29, 1998 and March 30, 1997 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at March 29, 1998, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change refer to Note 1 to the financial statements for the year ended June 29, 1997.

2.  Earnings Per Share

The Financial Accounting Standards Board issued SFAS No. 128,
"Earnings per Share" in February 1997. The effect of adopting this standard has no impact on the earnings per share calculation for the periods ended March 29, 1998 and March 30, 1997.

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                         March 29, 1998

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,852,000 at the end of the third quarter of fiscal 1998 or $2,324,000 higher than at the beginning of the quarter. The increase relates mainly to the seasonal nature of bowling participation.

Current liabilities include $1,900,000 in league deposits of prize fund monies which are returned to the leagues at the end of the bowling season, generally during the fourth quarter.

Marketable securities, primarily telecommunications stocks, are carried at their price on the last day of the quarter. For the nine month period ending March 29, 1998, the market value increased by approximately $2,000,000 with a net after tax gain of $1,200,000. There were no transactions in these stocks.

Expenditures including $163,000 for new bowling lanes and $130,000 for bumper assemblies are planned as the Company continues to modernize existing locations. The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company's position in telecommunications stocks is an additional source of expansion capital.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

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

There was a $.30 per share profit for the thirteen-week period ending March 29, 1998, versus $.28 per share profit for the thirteen weeks ending March 30, 1997. For the current thirty-nine week period earnings per share were $.45 compared to $.40 for the comparable period a year ago.

Operating revenues increased 1% for the current three-month period and 2% for the current nine-month period versus an increase of 3% and a decrease of 2% respectively in the period year. Linage at comparable centers was up. Bowling and other income increased partially because the price per game in the three and nine month periods was up over the prior year periods. In addition, amusement game income continues to increase over the prior year as the Company now owns the majority of the games.

Food and beverage sales were down in the current period overall, but at comparable locations there was a 3% increase for both the quarter and nine-month periods. Cost of food and beverage sales at comparable centers was flat.

Operating expenses excluding depreciation and amortization decreased 3% in the three-month period and 2% in the current nine-month period versus a 3% decrease in the nine-month period last year. Employee compensation and benefits were down 2% in both the current and prior year nine-month periods.

Advertising costs decreased 43% from the prior year quarter mainly due to our use of print media, newspapers and direct mail, as our primary advertising campaign vehicle. Glow-in-the-dark bowling and amusement game supplies have been largely responsible for an increase in the supplies and services expense. Utility costs decreased 11% in the current quarter resulting in a 7% decrease for the nine-month period compared to a 4% decrease in the prior year period.

Increases in depreciation and amortization expense of 14% in the current nine-month period relate to the purchases of amusement games and glow-in-the-dark bowling equipment and the Dranesville expansion.

Rent expense decreased 18% in the current quarter as we operated two fewer leased centers than in the prior year.

                        S.E.C. FORM 10-Q

                          March 29, 1998

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




                                   BOWL AMERICA INCORPORATED
                                   Registrant


May 11, 1998                       Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


May 11, 1998                       Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller