Form 10-Q
period 1998-09-27
BOWL AMERICA INC
filed 1998-11-10
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

 Quarter Ended September 27, 1998        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                 October 25, 1998

       Class A Common Stock,                           4,062,351
          $.10 par value

       Class B Common Stock                            1,536,146
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                                         Thirteen Weeks Ended
                                      September 27, September 28,
                                          1998         1997
                                       _______________________
Operating Revenues
 Bowling and other                     $3,837,591   $3,830,878
 Food, beverage and merchandise sales   1,569,635    1,585,876
                                        _________    _________
                                        5,407,226    5,416,854
Operating Expenses
 Compensation and benefits              2,767,519    2,779,558
 Cost of bowling and other              1,451,511    1,530,332
 Cost of food,beverage and mdse sales     508,458      511,775
 Depreciation and amortization            580,511      550,614
 General and administrative               211,894      191,584
                                        _________    _________
                                        5,519,893    5,563,863

Operating Loss                           (112,667)    (147,009)

 Interest and dividend income             164,618      135,098
                                        _________    _________
Earnings (loss) before provision
 for income taxes                          51,951      (11,911)
Income tax provision (benefit)             13,470      (12,615)
                                        _________    _________

Net Income                             $   38,481  $       704

Earnings per share                          $ .01        $ .00
Weighted average shares
 outstanding                            5,651,497    5,662,144

Dividends paid                           $565,650     $566,214
 Per share, Class A                          $.10         $.10
 Per share, Class B                          $.10         $.10


The operating results for these thirteen (13) periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 September 27, 1998        June 28, 1998
                                 __________________        _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,080,805          $ 1,944,462
  Short-term investments                7,546,494            8,041,136
  Inventories                             836,449              697,571
  Prepaid expenses and other              653,933              489,758
  Income taxes refundable                  15,532                 -
  Deferred income taxes                    21,000                 -
                                       __________           __________
Total Current Assets                   11,154,213           11,193,927
Property, Plant and Equipment
  less accumulated depreciation of
  $22,700,399 and $22,183,152          22,071,264           22,223,345
Other Assets
  Marketable equity securities          6,666,224            6,360,356
  Cash surrender value-life insurance     386,134              383,343
  Other long-term assets                  217,332              274,479
                                       __________           __________
TOTAL ASSETS                          $40,495,167          $40,435,450

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                  September 27, 1998       June 28, 1998
                                  __________________       _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $ 1,013,416          $   848,330
  Accrued expenses                        791,018              776,051
  Other current liabilities               553,691              343,496
                                       __________           __________
Total Current Liabilities               2,358,125            1,967,877
Noncurrent Deferred Income Taxes        3,292,230            3,176,000

TOTAL LIABILITIES                       5,650,355            5,143,877
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     4,105,351 and 4,120,351 shares       410,535              412,035
    Class B issued and outstanding -
     1,536,146                            153,614              153,614
  Additional paid-in capital            4,884,654            4,893,504
  Unrealized gain on securities
   available-for-sale, net of tax       3,524,969            3,335,331
  Retained earnings                    25,871,040           26,497,089
                                       __________           __________
TOTAL STOCKHOLDERS' EQUITY            $34,844,812          $35,291,573

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $40,495,167          $40,435,450

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

                                        September 27,        September 28,
                                            1998                 1997
Cash Flows From Operating Activities:
 Net earnings (loss)                      $   38,481          $      704
Adjustments to reconcile net
 loss to net cash provided
 by (used in) operating activities
  Depreciation and amortization              580,511             550,614
Changes in assets and liabilities
  Increase in inventories                   (138,878)           (200,782)
  Increase in prepaid and other             (164,175)            (80,071)
  Decrease in other long-term assets          54,356             244,352
  Increase (decrease) in accounts payable    165,086            (378,319)
  Increase in accrued expenses                14,967              59,762
  Increase in income taxes refundable        (15,532)            (79,615)
  Increase in other current liabilities      210,195             172,913
                                           _________           _________
Net cash provided by
 operating activities                     $  745,011           $ 289,558
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (428,430)           (561,408)
  Net decrease in short-term investments     494,642             867,096
                                           _________           _________
Net cash provided by
  investing activities                        66,212             305,688
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends                 (565,650)           (566,214)
 Purchase of Class A common stock           (109,230)               -
                                           _________           _________
Net cash used in financing activities       (674,880)           (566,214)
                                           _________           _________
Net Increase in Cash and Equivalents         136,343              29,032
Cash and Equivalents, Beginning of Qtr     1,944,462           1,797,656
                                           _________           _________
Cash and Equivalents, End of Quarter      $2,080,805          $1,826,688

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $   29,003          $   67,000

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                  For the Thirteen Weeks Ended
                      September 27, 1998

1. Consolidated Financial Statements

     The consolidated balance sheets as of September 27, 1998, and the consolidated statements of earnings and cash flows for the three-month periods ended September 27, 1998 and September 28, 1997 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at September 27, 1998, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change refer to Note 1 to the financial statements for the year ended June 28, 1998.


2. Reporting Comprehensive Income

   Effective June 29, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), that establishes rules for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities adjustments to be included in other comprehensive income. The components of comprehensive income are as follows:

                                September 27,     September 28,
                                   1998              1997

Net Income                       $  38,481         $      704

Other comprehensive income:
 Unrealized gain on available-
  for-sale equity securities,
  net of tax                       189,638            111,488
                                 _________          _________

Comprehensive income            $  228,119         $  112,192

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       September 27, 1998

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $9,627,000 at the end of the first quarter of fiscal 1999 or $358,000 lower than at the beginning of the quarter. The decrease relates primarily to the seasonal nature of bowling participation.

Marketable securities, primarily telecommunications stocks, are carried at their price on the last day of the quarter. For the three-month period ending September 27, 1998, the market value increased by approximately $306,000 with a net after tax gain of $190,000. There were no transactions in these stocks.

During the quarter the Company expended approximately $370,000 for bowling lanes, bumper assemblies and amusement game machines purchases. The Company is actively seeking property for additional locations. While previous offers have not yet been accepted, the Company continues to pursue contracts on two sites. Cash and cash flows are sufficient to finance all currently planned purchases and construction. The Company has maintained its fiscal year end 1998 position in telecommunications stocks as a further source of expansion capital.

The Company expended $109,000 for the purchase of 15,000 shares of previously outstanding Class A common stock. Subsequent to the end of the quarter, an additional 73,000 shares of Bowl America stock were purchased at a cost of $530,000.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

Results of Operations

After several years of changes in the number of operating locations, the current year comparisons reflect the same number of centers in operation. All of the prior year's percentage changes were influenced by the change in the number of centers in operation.

There was a $.01 per share profit for the quarter ending September 27, 1998, versus less than $.01 per share in the first quarter of last year. Operating revenues declined slightly in the current period versus a 1% increase in the prior year period. Increases in shoe rental revenue and amusement game income offset the decline in bowling income.

Food and beverage sales were flat andmerchandise sale and costs were down slightly due to lower traffic.

Operating expenses excluding depreciation and amortization decreased 1% in the current quarter versus a 3% decrease in in the comparable quarter last year. In the current period supplies and services expense decreased 14%. Last year's costs included large purchases of glow-in-the-dark and amusement game supplies. Advertising costs decreased 11% from the prior year period and decreased 9% in the first quarter a year ago. Equipment expense increased in the current year by 21% primarily due to the higher costs associated with bowling pins and rental shoes. Employee compensation and benefits expenses were down 1% this year and 2% in the prior year.

Depreciation and amortization expense increased 5% in the current year quarter versus an increase of 10% in the comparable period last year.
The increases in both years are partially due to amusement game machine and glow-in-the-dark equipment purchases. Rent expense increased 5% in the current period due to higher sales at some leased locations. Last year rent expense decreased 9%, the decrease mainly a result of the change in the number of leased locations.

YEAR 2000

Bowl America considers Year 2000 issues to be a priority. The Company has assessed the computer and related systems and found most to be year
2000 ready. Final identification of requirements and steps to be implemented is expected to be complete in the second quarter of fiscal year 1999. All updates and replacements are expected to be completed by fiscal year end 1999. The cost of remediation does not appear to be material.

The Company has received written verification from vendors and suppliers with whom it has material relationships that they are addressing the Year 2000 issue and expect to be 2000 ready by mid 1999.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                       September 27, 1998

                   PART II - OTHER INFORMATION


          An 8K was filed in July 1998, which referred to changes in an employment contract.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


November 10, 1998                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


November 10, 1998                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller