Form 10-Q
period 1998-12-27
BOWL AMERICA INC
filed 1999-02-09
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 27, 1998        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 25, 1999

       Class A Common Stock,                           3,931,371
          $.10 par value

       Class B Common Stock                            1,508,716
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 27, December 28,  December 27,  December 28,
                               1998        1997           1998          1997
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,145,267   $5,246,651    $ 8,982,858   $ 9,077,529
 Food, beverage and
  merchandise sales          2,027,273    2,100,224      3,596,908     3,686,200
                             _________    _________     __________    __________
                             7,172,540    7,346,875     12,579,766    12,763,729
Operating Expenses
 Compensation and benefits   2,971,699    2,964,446      5,739,218     5,744,004
 Cost of bowling and other   1,349,090    1,599,550      2,800,601     3,129,882
 Cost of food and mdse sales   651,974      749,536      1,160,432     1,261,311
 Depreciation and
  amortization                 563,394      581,806      1,143,905     1,132,420
 General and administrative    239,585      229,732        451,479       421,316
                             _________    _________     __________    __________
                             5,775,742    6,125,070     11,295,635    11,688,933

Operating Income             1,396,798    1,221,805      1,284,131     1,074,796
 Interest and dividend
  income                       163,696      149,940        328,314       285,038
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,560,494    1,371,745      1,612,445     1,359,834
Provision for income taxes     550,398      512,912        563,868       500,297
                             _________    _________     __________    __________

Net Earnings                $1,010,096   $  858,833    $ 1,048,577   $   859,537

Earnings per share                $.18         $.15           $.19         $.15
Weighted average shares
 outstanding                 5,526,550    5,662,144       5,589,024   5,662,144

Dividends paid                $559,849     $566,215      $1,125,499   $1,132,429

 Per share, Class A               $.10         $.10            $.20         $.20
 Per share, Class B               $.10         $.10            $.20         $.20


The operating results for these thirteen (13) and twenty-six (26) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 27, 1998     June 28, 1998
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,475,551          $ 1,944,462
  Short-term investments                8,038,333            8,041,136
  Inventories                             736,924              697,571
  Prepaid expenses and other              573,483              489,758
  Deferred income taxes                    21,000               21,000
                                       __________           __________
Total Current Assets                   10,845,291           11,193,927
Property, Plant and Equipment
  less accumulated depreciation of
  $23,137,823 and $22,183,152          21,689,322           22,223,345
Other Assets
  Marketable equity securities          9,802,381            6,360,356
  Cash surrender value-life insurance     386,961              383,343
  Other long-term assets                  217,332              274,479
                                       __________           __________
TOTAL ASSETS                          $42,941,287          $40,435,450

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 27, 1998     June 28, 1998
                                    _______________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   509,213          $   848,330
  Accrued expenses and payroll ded        753,180              776,051
  Income taxes payable                      8,476                 -
  Other current liabilities             1,419,574              343,496
                                       __________           __________
Total Current Liabilities               2,690,443            1,967,877
Noncurrent Deferred Income Taxes        4,483,970            3,176,000

TOTAL LIABILITIES                       7,174,413            5,143,877
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,931,371 and 4,120,351 shares        393,137             412,035
    Class B issued and outstanding -
     1,508,716 and 1,536,146               150,871             153,614
  Additional paid-in capital             4,393,232           4,893,504
  Unrealized gain on securities
   available-for-sale,                   5,469,386           3,335,331
  Retained earnings                     25,360,248          26,497,089
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $35,766,874         $35,291,573

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $42,941,287         $40,435,450

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                         December 27,        December 28,
                                            1998                 1997
Cash Flows From Operating Activities:
 Net earnings                             $1,048,577          $  859,537
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,143,905           1,058,154
  Loss (gain) on sale/abandonment of
    assets net                                  -                 16,631
Changes in assets and liabilities
  Increase in inventories                    (39,353)            (58,964)
  Increase in prepaid and other              (83,725)            (46,135)
  Decrease in other long-term assets          53,529             247,746
  Decrease in accounts payable              (339,117)           (167,201)
  Decrease in accrued expenses
    and payroll deductions                   (22,871)            (11,762)
  Increase in income taxes payable             8,476             249,914
  Decrease in income taxes refundable           -                 32,982
  Increase in other current liabilities    1,076,078           1,086,240
                                           _________           _________
Net cash provided by operating activities $2,845,499          $3,267,142
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (609,882)           (779,701)
  Net decrease (increase) in
    short-term investments                     2,803          (1,209,677)
                                           _________           _________
Net cash used in investing activities       (607,079)         (1,989,378)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,125,499)         (1,132,429)
  Purchase of Class A & B Common Stock    (1,581,832)               -
                                           _________           _________
Net cash used in financing activities     (2,707,331)         (1,132,429)
                                           _________           _________
Net (Decrease) Increase in Cash
 and Equivalents                            (468,911)            145,335
Cash and Equivalents, Beginning of Year    1,944,462           1,797,656
                                           _________           _________
Cash and Equivalents, End of Period       $1,475,551          $1,942,991

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  558,683          $  217,401

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Twenty-six Weeks Ended
                      December 27, 1998

1. Consolidated Financial Statements

The consolidated balance sheets as of December 27, 1998, and the consolidated statements of earnings and cash flows for the three-month and six-month periods ended December 27, 1998 and December 28, 1997, have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles as they do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at December 27, 1998, and for all periods presented.

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

                               December 27,       December 28,
                                  1998               1997

Net Income                      $1,048,577         $  859,537
Other comprehensive income:
 Unrealized gain on available-
  for-sale equity securities,
  net of tax                     2,134,055            573,461
                                 _________          _________

Comprehensive income            $3,182,632         $1,432,998

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 27, 1998

Liquidity and Capital Resources

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $9,514,000 at the end of the second quarter of fiscal 1999 or $113,000 lower than at the beginning of the quarter. The normal seasonal increase in cash was offset by the purchase during the quarter of 173,980 shares of Class A and 27,430 shares of Class B previously outstanding stock for approximately $1,473,000.

The Company also expended approximately $270,000 during the quarter for bowling equipment and amusement game machines. The Company is actively seeking property for additional locations. While previous offers have not yet been accepted, the Company continues to pursue contracts on two sites. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The fiscal year end 1998 position in telecommunications stocks has been maintained as a further source of expansion capital.

These securities are carried at their fair value on the last day of the quarter. For the six-month period ending December 27, 1998, the market value increased by approximately $3,440,000 resulting in an unrealized after tax gain of $2,134,000.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

Results of Operations

After several years of changes in the number of operating locations, the current year comparisons reflect the same twenty-three centers in operation. All of the prior year's percentage changes were influenced by the change in the number of centers in operation.

There was a $.18 per share profit for the thirteen-week period ending December 27, 1998, versus a $.15 per share profit for the thirteen weeks ended December 28, 1997 which included higher than normal operating expenses as detailed below. For the current twenty-six week period earnings per share were $.19 compared to $.15 for the comparable period a year ago. The return to more typical costs was primarily responsible for the increase in earnings.

Operating revenues decreased 1% for the current six-month period, versus a increase of 2% in the comparable period a year ago.
The average game rate increased in the current six-month period, but could not offset the loss caused by lower linage. Exceptionally dry and warm weather into December resulted in lower traffic at northern bowling centers. This contributed to the decline in amusement game income.

For the six-month period food, beverage and merchandise sales were down 2% and cost of sales decreased due to the lower sales.

Operating expenses excluding depreciation and amortization decreased 4% in the current six-month period versus a 1% decrease in the comparable period last year. Employee compensation and benefits were flat this period versus a 2% decrease in the prior year period.

In the current six-month period supplies and services expense decrease 12%. Last year's costs included large purchases of glow-in-the-dark and amusement game supplies. Advertising costs decreased 12% from the prior six-month period and decreased 15% in the a year ago. Equipment expense increased in the current year by 17% primarily due to the higher costs associated with bowling pins and rental shoes. Utility costs decreased 4% in the current six-month period because of lower heating requirements and 6% in the prior year period.

Depreciation and amortization expense increased 1% in the current year period versus an increase of 13% in the comparable period last year. The increase last year was primarily due to amusement game machine and glow-in-the-dark equipment purchases. Rent expense decreased 30% in the current period. Last year rent expense included a one-time termination payment under an expired lease.

YEAR 2000

Bowl America considers Year 2000 issues to be a priority. The Company has assessed its computer and related systems and has identified those which require time and expeditures to become year 2000 ready. Bowl America does not rely heavily on date sensitive hardware or software for its internal operations. The operating system of the corporate computer system is currently compliant as is most of the software used by the Company. Upgrades to some of the automatic scoring systems in use in the bowling centers will be required. All updates and replacements are expected to be completed by the fiscal year end 1999. The cost of remediation does not appear to be material.

The Company continues to receive written verification from vendors and suppliers with whom it has material relationships that they are addressing the Year 2000 issue and expect to be ready by mid 1999.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                        December 27, 1998

                   PART II - OTHER INFORMATION


    An 8-K was filed in December 1998, which referred to the election of a new board member after a previous board member declined to stand for election and to the result of the vote on a shareholder proposal.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


February  9, 1999                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


February  9, 1999                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller