Form 10-Q
period 1999-03-28
BOWL AMERICA INC
filed 1999-05-11
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

  Quarter Ended March 28, 1999           Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                    April 25, 1999

       Class A Common Stock,                           3,757,171
          $.10 par value

       Class B Common Stock                            1,508,716
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             March 28,   March 29,      March 28,     March 29,
                               1999        1998           1999          1998
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $6,277,771   $6,211,143    $15,260,629   $15,288,672
 Food and merchandise sales  2,430,919    2,411,610      6,027,827     6,097,810
                             _________    _________     __________    __________
                             8,708,690    8,622,753     21,288,456    21,386,482
Operating Expenses
 Compensation and benefits   3,110,736    3,103,145      8,849,954     8,847,149
 Cost of bowling and other   1,485,810    1,452,079      4,286,411     4,581,961
 Cost of food and mdse sales   746,054      754,617      1,906,486     2,015,928
 Depreciation and
  amortization                 567,237      592,304      1,711,142     1,724,724
 General and administrative    212,715      214,141        664,194       635,457
                             _________    _________     __________    __________
                             6,122,552    6,116,286     17,418,187    17,805,219

Operating Income             2,586,138    2,506,467      3,870,269     3,581,263
 Interest and dividend
  income                       178,597      197,160        506,911       482,198
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            2,764,735    2,703,627      4,377,180     4,063,461
Provision for income taxes     986,699    1,018,991      1,550,567     1,519,288
                             _________    _________     __________    __________

Net Earnings                $1,778,036   $1,684,636    $ 2,826,613   $ 2,544,173

Earnings per share                $.32         $.30           $.51          $.45
Weighted average shares
 outstanding                 5,375,287    5,657,457      5,517,778     5,660,582

Dividends paid                $571,211     $566,214     $1,696,710    $1,698,643
 Per share, Class A              $.105         $.10          $.305          $.30
 Per share, Class B              $.105         $.10          $.305          $.30



The operating results for these thirteen (13) and thirty-nine (39) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    March 28, 1999        June 28, 1998
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,071,426          $ 1,944,462
  Short-term investments                9,127,125            8,041,136
  Inventories                             548,791              697,571
  Prepaid expenses and other              837,775              489,758
  Deferred income taxes                    21,000               21,000
                                       __________           __________
Total Current Assets                   12,606,117           11,193,927
Property, Plant and Equipment
  less accumulated depreciation of
  $23,663,584 and $22,183,152          21,266,318           22,223,345
Other Assets
  Marketable equity securities          8,509,085            6,360,356
  Cash surrender value-life insurance     386,961              383,343
  Other long-term assets                  246,733              274,479
                                       __________           __________
TOTAL ASSETS                          $43,015,214          $40,435,450

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     March 28, 1999       June 28, 1998
                                    _______________       _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   602,781          $   848,330
  Accrued expenses and payroll ded        996,813              776,051
  Income taxes payable                    187,923                 -
  Other current liabilities             2,253,008              343,496
                                       __________           __________
Total Current Liabilities               4,040,525            1,967,877
Noncurrent Deferred Income Taxes        3,949,542            3,176,000

TOTAL LIABILITIES                       7,990,067            5,143,877
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,757,171 and 4,120,351 shares        375,717             412,035
    Class B issued and outstanding -
     1,508,716 and 1,536,146 shares        150,871             153,614
  Additional paid-in capital             4,273,034           4,893,504
  Unrealized gain on available-for-
   sale securities, net of tax           4,710,518           3,335,331
  Retained earnings                     25,515,007          26,497,089
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $35,025,147         $35,291,573

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $43,015,214         $40,435,450

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED MARCH 28, 1999 AND MARCH 29, 1998

                                            March 28,          March 29,
                                              1999               1998
Cash Flows From Operating Activities:
 Net earnings                             $2,826,613          $ 2,544,173
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,711,142            1,724,724
Changes in assets and liabilities
  Decrease in inventories                    148,780               90,300
  Increase in prepaid and other             (348,017)            (341,681)
  Decrease in other long-term assets          24,128              243,525
  Decrease in accounts payable              (245,549)            (268,797)
  Increase in accrued expenses
    and payroll deductions                   220,762              130,942
  Increase in income taxes payable           187,923              284,742
  Decrease in income taxes refundable           -                  32,982
  Increase in other current liabilities    1,909,512            1,913,007
                                           _________            _________
Net cash provided by operating activities $6,435,294          $ 6,353,917
                                           _________            _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (754,115)            (926,287)
  Net increase in short-term investments  (1,085,989)          (4,090,987)
                                           _________            _________
Net cash used in investing activities     (1,840,104)          (5,017,274)
                                           _________            _________

Cash flows from financing activities
  Payment of cash dividends               (1,696,710)          (1,698,643)
  Purchase of Common Stock                (2,771,516)             (50,143)
                                           _________            _________
Net cash used in financing activities     (4,468,226)          (1,748,786)
                                           _________            _________
Net Increase (decrease) in Cash and
 Cash Equivalents                            126,964             (412,143)
Cash and Equivalents, Beginning of Year    1,944,462            1,797,656
                                           _________            _________
Cash and Equivalents, End of Period       $2,071,426          $ 1,385,513

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,365,935          $ 1,201,564

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Thirty-nine Weeks Ended
                         March 28, 1999

1. Consolidated Financial Statements

The consolidated balance sheet as of March 28, 1999, and the consolidated statements of earnings and cash flows for the three-month and nine-month periods ended March 28, 1999 and March 29, 1998 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at March 28, 1999, and for all periods presented.

The interim financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report or Form 10-K for the year ended June 28, 1998. Operating results for the interim periods are not necessarily indicative of results for the entire year.

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

                                        March 28,         March 29,
                                          1999              1998

Net Income                             $2,826,613        $2,544,173

Other comprehensive income:
 Unrealized gain on available- for
  sale equity securities, net of tax    1,375,187         1,232,868
                                        _________         _________
Comprehensive income                   $4,201,800        $3,777,041
                                        =========         =========

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                         March 28, 1999

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,199,000 at the end of the third quarter of fiscal 1999 or $1,685,000 higher than at the beginning of the quarter. The Company has purchased, for a cost of $2,778,00, 390,610 shares of its previously outstanding common stock in the fiscal year, expending $1,190,000 during the third quarter for 174,200 shares of Class A common stock. These purchases have reduced the usual seasonal increase in cash.

Current liabilities include $2 Million in league deposits of prize fund monies which are returned to the leagues at the end of the bowling season, generally during the fourth quarter.

The Company has signed a contract with contingencies for approval of permits on one of two sites mentioned in the previous quarterly filing and is continuing to pursue a contract on an additional site. The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company's position in telecommun-ications stocks is an additional source of expansion capital.

These securities are carried at their fair value on the last day of the quarter. For the nine month period ending March 28, 1999, the market value increased by approximately $2,150,000 resulting in an unrealized gain of $1,375,000. There were no transactions in these stocks.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

During the fourth quarter of fiscal 1999, the Company will close a center operating with negative cash flow.

Results of Operations

After several years of changes in the number of operating locations, the current year comparisons reflect the same twenty-three centers in operation. All of the prior year's percentage changes were influenced by the change in the number of centers of operation.

There was a $.32 per share profit for the thirteen-week period ending March 28, 1999, versus $.30 per share profit for the thirteen weeks ending March 29, 1998. For the current thirty-nine week period earnings per share were $.51 compared to $.45 for the comparable period a year ago.

Operating revenues increased 1% for the current three-month period but were flat for the current nine-month period versus an increase of 1% and an increase of 2% respectively in the period year. Ice and snow caused closings at some locations at the beginning of the quarter resulting in lost revenues and additional costs for removal. However tournament activity has helped to offset some of the loss. Bowling and other income increased primarily due to a higher average price per game and higher shoe rental revenue.

Food and beverage sales were up 2% in the current quarter, but were flat through the nine-month period. Cost of food and beverage sales followed the same pattern.

Operating expenses excluding depreciation and amortization increased less than 1% in the three-month period versus a decrease of 3% in the prior year period. The nine-month periods for both years showed a 2% decrease. Employee compensation and benefits were flat in the current period and down 2% in the prior year nine-month period.

Advertising costs increased 21% from the prior year quarter mainly due to our newspaper advertising campaign. Supplies and services expense decreased 8% for the nine months. Glow-in-the-dark bowling and amusement game supplies were responsible for the increase last year. Equipment expense was up 15% in the year-to-date period due to increased pin and rental shoe costs. Utility costs increased 1% in the current quarter with a 2% decrease for the nine-month period compared to an 11% and 4% decrease in the respective prior year periods.

Depreciation and amortization expense decreased 1% in the year-to-date period versus an increase of 14% in the prior year nine-month period. The increase last year related to the purchases of amusement games and glow-in-the-dark bowling equipment and the Dranesville expansion.
Rent expense for the quarter was flat.

YEAR 2000

Bowl America considers Year 2000 issues to be a priority. The Company has assessed its computer and related systems and has identified those which require time and expenditures to become year 2000 ready. Bowl America does not rely heavily on date sensitive hardware or software for its internal operations. The operating system of the corporate computer system is currenty compliant as is most of the software used by the Company. Upgrades to some of the automatic scoring systems in use in the bowling centers will be required. Updates and replacements are expected to be completed during the summer after winter leagues have completed their schedules. The cost of remediation does not appear to be material.

The Company continues to receive written verification from vendors and suppliers with whom it has material relationships that they are addressing the Year 2000 issue and expect to be 2000 ready by mid 1999. Currently 20% of our material vendors respond that they are now compliant, about half expect to be by July 1999 and the remainder later in the year.

                        S.E.C. FORM 10-Q

                          March 28, 1999

                    PART II - OTHER INFORMATION

An 8K was filed in March 1999, with respect to the authorization of the Company's president to purchase at his discretion from time to time up to 600,000 shares of the Company's common stock on its behalf.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


May 10, 1999                       Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


May 10, 1999                       Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller