Form 10-Q
period 1999-09-26
BOWL AMERICA INC
filed 1999-11-09
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

 Quarter Ended September 26, 1999        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                 October 24, 1999

       Class A Common Stock,                           3,656,741
          $.10 par value

       Class B Common Stock                            1,505,826
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                                         Thirteen Weeks Ended
                                      September 26, September 27,
                                          1999         1998
                                       _______________________
Operating Revenues
 Bowling and other                     $4,259,257   $3,837,591
 Food, beverage and merchandise sales   1,707,782    1,569,635
                                        _________    _________
                                        5,967,039    5,407,226
Operating Expenses
 Compensation and benefits              2,858,123    2,767,519
 Cost of bowling and other              1,499,477    1,451,511
 Cost of food,beverage and mdse sales     527,178      508,458
 Depreciation and amortization            559,385      580,511
 General and administrative               193,132      211,894
                                        _________    _________
                                        5,637,295    5,519,893

Operating Income (Loss)                   329,744     (112,667)

 Interest and dividend income             202,057      164,618
                                        _________    _________
Earnings before provision
 for income taxes                         531,801       51,951
Income tax provision                      185,040       13,470
                                        _________    _________

Net Earnings                           $  346,761   $   38,481
Earnings per share                          $ .07        $ .01
Weighted average shares
 outstanding                            5,222,967    5,651,497

Dividends paid                           $551,763     $565,650
 Per share, Class A                         $.105         $.10
 Per share, Class B                         $.105         $.10

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Net Earnings                             $346,761     $ 38,481
Other comprehensive earnings net of tax
 Unrealized gain on available-for-sale
  securities                              192,119      189,638
                                          _______      _______
Comprehensive earnings                   $538,880     $228,119

The operating results for these thirteen (13) periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 September 26, 1999        June 27, 1999
                                 __________________        _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,761,225          $ 1,557,225
  Short-term investments                7,242,842            7,690,576
  Inventories                             786,344              618,875
  Prepaid expenses and other              565,707              482,279
  Income taxes refundable                    -                  89,194
  Deferred income taxes                    15,000               15,000
                                       __________           __________
Total Current Assets                   10,371,118           10,453,149
Property, Plant and Equipment
  less accumulated depreciation of
  $24,153,522 and $23,703,234          20,458,306           20,908,976
Other Assets
  Marketable equity securities          9,816,824            9,506,955
  Cash surrender value-life insurance     387,716              384,925
  Other long-term assets                  256,086              493,931
                                       __________           __________
TOTAL ASSETS                          $41,290,050          $41,747,936

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                  September 26, 1999       June 27, 1999
                                  __________________       _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   528,623          $   738,040
  Accrued expenses                        841,796              977,400
  Income taxes payable                     95,376                 -
  Other current liabilities               581,745              349,051
                                       __________           __________
Total Current Liabilities               2,047,540            2,064,491
Noncurrent Deferred Income Taxes        4,323,750            4,206,000

TOTAL LIABILITIES                       6,371,290            6,270,491
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,671,741 and 3,746,171 shares       367,173              374,617
    Class B issued and outstanding -
     1,505,826 and 1,508,716              150,582              150,871
  Additional paid-in capital            4,179,920            4,265,443
  Unrealized gain on securities
   available-for-sale, net of tax       5,478,049            5,285,930
  Retained earnings                    24,743,036           25,400,584
                                       __________           __________
TOTAL STOCKHOLDERS' EQUITY            $34,918,760          $35,477,445

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $41,290,050          $41,747,936

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

                                        September 26,        September 27,
                                            1999                 1998
Cash Flows From Operating Activities:
 Net earnings                             $  346,761          $   38,481
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              559,385             580,511
Changes in assets and liabilities
  Increase in inventories                   (167,469)           (138,878)
  Increase in prepaid and other              (83,428)           (164,175)
  Decrease in other long-term assets         235,054              54,356
  (Decrease) increase in accounts payable   (209,417)            165,086
  (Decrease) increase in accrued expenses   (135,604)             14,967
  Increase in income taxes payable
   (refundable)                              184,570             (15,532)
  Increase in other current liabilities      234,025             210,195
                                           _________           _________
Net cash provided by
 operating activities                     $  963,877           $ 745,011
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (108,715)           (428,430)
  Net decrease in short-term investments     447,734             494,642
                                           _________           _________
Net cash provided by
  investing activities                       339,019              66,212
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends                 (551,763)           (565,650)
 Purchase of Class A common stock           (526,903)           (109,230)
 Purchase of Class B common stock            (20,230)               -
                                           _________           _________
Net cash used in financing activities     (1,098,896)           (674,880)
                                           _________           _________
Net Increase in Cash and Equivalents         204,000             136,343
Cash and Equivalents, Beginning of Qtr     1,557,225           1,944,462
                                           _________           _________
Cash and Equivalents, End of Quarter      $1,761,225          $2,080,805

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $      470          $   29,003

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                  For the Thirteen Weeks Ended
                      September 26, 1999

1. Consolidated Financial Statements

     The consolidated balance sheets as of September 26, 1999, and the consolidated statements of earnings and comprehensive earnings and cash flows for the three-month periods ended September 26, 1999 and September 27, 1998 have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements.
The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended
June 27, 1999, included in the Company's Annual Report on Form 10-K.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at September 26, 1999, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change refer to Note 1 to the financial statements for the year ended June 27, 1999.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       September 26, 1999

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $9,004,000 at the end of the first quarter of fiscal 2000 or $244,000 lower than at the beginning of the quarter.

The Company expended $547,000 for the purchase of 77,320 shares of previously outstanding common stock. Subsequent to the end of the quarter, an additional 15,000 shares of Bowl America stock were purchased at a cost of $105,000.

Currently the Company has a signed contract with contingencies for approval of permits on one location and is negotiating a contract on another site. The Company continues to seek viable properties. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company has maintained its fiscal year end 1999 position in marketable securities, primarily telecommunications stocks, as a further source of expansion capital except as noted below.

These securities are carried at their fair value on the last day of the quarter. For the three-month period ended September 26, 1999, the market value increased by approximately $310,000 with a net after tax gain of $192,000. During the quarter AirTouch Communications, one of the stocks held by the Company, was acquired by Vodafone in an exchange for stock and cash resulting in a payment to Bowl America of $49,000. There are three other mergers of telecommunication companies pending which could result in cash payments as well.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

The Company closed a center operating with a negative cash flow in May 1999.

Results of Operations

Generally, due to the seasonal nature of bowling, July and August do not produce profits. This year, both months were profitable making this the best first quarter in the Company's history. However, it should be noted that the earnings increase is not necessarily indicative of results to be expected for the year as the impact of increased open play linage is less evident in winter months.

Revenues, profits, expenses and percentage comparisons shown in this report were influenced by the closing of a center, noted above.

There was a $.07 per share profit for the thirteen-week period ending September 26, 1999, versus $.01 per share in the first quarter of last year. Increases in open play and special event bowling in the current year period contributed to improvements in almost every income category more than offsetting the decline in league bowling. Operating revenues increased over 10% in the current period versus a slight decrease in the prior year period.

Food, beverage and merchandise sales were up 9% and costs were up 4% due to the higher volume of traffic.

Operating expenses excluding depreciation and amortization increased 3% in the current quarter versus a 1% decrease in the comparable quarter last year. Advertising costs increased 17% from the prior year period as we increased our television advertising in support of glow-in-the-dark bowling. Equipment expense increased in the current year by 10% and 21% in the prior year period primarily due to the higher costs associated with bowling pins and rental shoes. Employee compensation and benefits expenses were up 3% this year and down 1% in the prior year.

Depreciation and amortization expense decreased 4% in the current year quarter versus an increase of 5% in the comparable period last year.
The increase last year was partially due to amusement game machine and glow-in-the-dark equipment purchases. Rent expense decreased 12% in the current period due primarily to closing of a leased location. Last year rent expense increased 5% mainly as a result of higher sales at some leased locations.

YEAR 2000

Preparing for Year 2000 has been a priority for Bowl America. The Company has reviewed its compurterized operations including the hardware and software of its main computer system as well as bowling center autoscoring systems. The operating system and all significant software of the corporate computer are Year 2000 ready. The autoscoring systems have been upgraded to be ready. Because Bowl America does not rely heavily on date sensitive calculations for its internal operations, the cost of remediation has not been material, less than $100,000.

We are continuing to receive compliance information from our material vendors on their progress. Many are currently Year 2000 ready while others continue to state they will be ready on a timely basis.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                       September 26, 1999

                   PART II - OTHER INFORMATION


          An 8K was filed in July 1999, which referred to changes in an employment contract.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


November 9, 1999                   Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


November 9, 1999                   Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller