Form 10-Q
period 1999-12-26
BOWL AMERICA INC
filed 2000-02-08
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 26, 1999        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 23, 2000

       Class A Common Stock,                           3,641,741
          $.10 par value

       Class B Common Stock                            1,505,826
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 26, December 27,  December 26,  December 27,
                               1999        1998           1999          1998
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,302,801   $5,145,267    $ 9,562,058   $ 8,982,858
 Food, beverage and
  merchandise sales          2,071,108    2,027,273      3,778,890     3,596,908
                             _________    _________     __________    __________
                             7,373,909    7,172,540     13,340,948    12,579,766
Operating Expenses
 Compensation and benefits   2,994,890    2,971,699      5,853,013     5,739,218
 Cost of bowling and other   1,382,755    1,349,090      2,882,232     2,800,601
 Cost of food and mdse sales   663,416      651,974      1,190,594     1,160,432
 Depreciation and
  amortization                 563,073      563,394      1,122,458     1,143,905
 General and administrative    170,710      239,585        363,842       451,479
                             _________    _________     __________    __________
                             5,774,844    5,775,742     11,412,139    11,295,635

Operating Income             1,599,065    1,396,798      1,928,809     1,284,131
 Interest and dividend
  income                       176,858      163,696        378,915       328,314
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,775,923    1,560,494      2,307,724     1,612,445
Provision for income taxes     635,157      550,398        820,197       563,868
                             _________    _________     __________    __________

Net Earnings                $1,140,766   $1,010,096    $ 1,487,527   $ 1,048,577

Earnings per share                $.22         $.18           $.29         $.19
Weighted average shares
 outstanding                 5,157,567    5,526,550      5,190,267     5,589,024

Dividends paid                $543,645     $559,849     $1,095,408    $1,125,499

 Per share, Class A              $.105         $.10           $.21          $.20
 Per share, Class B              $.105         $.10           $.21          $.20




                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,140,766   $1,010,096    $ 1,487,527   $ 1,048,577
Other comprehensive
 earnings-net of tax
 Unrealized gain on avail-
  able for sale securities     645,520    1,944,417        837,639     2,134,055
                             _________    _________      _________     _________
Comprehensive earnings      $1,786,286   $2,954,513    $ 2,325,166   $ 3,182,632


The operating results for these thirteen (13) and twenty-six (26) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 26, 1999     June 27, 1999
                                    ________________      _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,272,331          $ 1,557,225
  Short-term investments                8,993,699            7,690,576
  Inventories                             702,079              618,875
  Prepaid expenses and other              461,341              482,279
  Income taxes refundable                    -                  89,194
  Deferred income taxes                    15,000               15,000
                                       __________           __________
Total Current Assets                   12,444,450           10,453,149
Property, Plant and Equipment
  less accumulated depreciation of
  $24,716,595 and $23,703,234          20,108,275           20,908,976
Other Assets
  Marketable equity securities         10,857,985            9,506,955
  Cash surrender value-life insurance     339,666              384,925
  Other long-term assets                  257,386              493,931
                                       __________           __________
TOTAL ASSETS                          $44,007,762          $41,747,936

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 26, 1999     June 27, 1999
                                    _________________     _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   773,734          $   738,040
  Accrued expenses and payroll ded        630,645              977,400
  Income taxes payable                    415,876                 -
  Other current liabilities             1,521,530              349,051
                                       __________           __________
Total Current Liabilities               3,341,785            2,064,491
Noncurrent Deferred Income Taxes        4,719,391            4,206,000

TOTAL LIABILITIES                       8,061,176            6,270,491
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,641,741 and 3,746,171 shares        364,173             374,617
    Class B issued and outstanding -
     1,505,826 and 1,508,716               150,582             150,871
  Additional paid-in capital             4,161,920           4,265,443
  Unrealized gain on securities
   available-for-sale,                   6,123,569           5,285,930
  Retained earnings                     25,146,342          25,400,584
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $35,946,586         $35,477,445

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $44,007,762         $41,747,936

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

                                         December 26,        December 27,
                                            1999                 1998
Cash Flows From Operating Activities:
 Net earnings                             $1,487,527          $1,048,577
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,122,458           1,143,905
Changes in assets and liabilities
  Increase in inventories                    (83,204)            (39,353)
  Decrease (increase) in prepaid & other      20,938             (83,725)
  Decrease in other long-term assets         281,804              53,529
  Increase (decrease) in accounts payable     35,694            (339,117)
  Decrease in accrued expenses
    and payroll deductions                  (346,755)            (22,871)
  Increase in income taxes payable           505,070               8,476
  Increase in other current liabilities    1,173,810           1,076,078
                                           _________           _________
Net cash provided by operating activities $4,197,342          $2,845,499
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (321,757)           (609,882)
  Net (increase) decrease in
    short-term investments                (1,303,123)              2,803
                                           _________           _________
Net cash used in investing activities     (1,624,880)           (607,079)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,095,408)         (1,125,499)
  Purchase of Class A & B Common Stock      (761,948)         (1,581,832)
                                           _________           _________
Net cash used in financing activities     (1,857,356)         (2,707,331)
                                           _________           _________

Net Increase (Decrease) in Cash
 and Equivalents                             715,106            (468,911)
Cash and Equivalents, Beginning of Year    1,557,225           1,944,462
                                           _________           _________
Cash and Equivalents, End of Period       $2,272,331          $1,475,551

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  315,127          $  558,683

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Twenty-six Weeks Ended
                      December 26, 1999

1. Consolidated Financial Statements

The consolidated balance sheets as of December 26, 1999, and the consolidated statements of earnings and comprehensive earnings and cash flows for the three-month and six-month periods ended December 26, 1999 and December 27, 1998, have been prepared by the Company, without audit.

This quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. They therefore do not include all disclosures which might be associated with such statements. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended June 27, 1999 included in the Company's Annual Report on Form 10-K.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at December 26, 1999, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change, refer to Note 1 to the financial statements for the year ended June 27, 1999.

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115.

The telecommunications stocks included in the portfolio as of December 26, 1999 were:

               3,946 shares of Alltel
               9,291 shares of American Telephone & Telegraph
              18,784 shares of Bell Atlantic
              27,572 shares of Bell South
               8,028 shares of Lucent Technologies
               5,612 shares of Media One
              45,580 shares of SBC
              32,000 shares of SprintFon
               8,000 shares of SprintPCS
               5,765 shares of US West
              13,560 shares of Vodafone/AirTouch

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 26, 1999

Liquidity and Capital Resources

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,266,000 at the end of the second quarter of fiscal 2000 or $2,262,000 higher than at the beginning of the quarter.

Since July 1999, the Company has expended $762,000 for the purchase of 107320 shares of its previously outstanding common stock. Subsequent to the end of the quarter, an additional 38,896 shares were purchased at a cost of $287,000.

The Company is actively seeking property for development of additional centers. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company's marketable securities, primarily in telecommunications stocks are another source of expansion capital.

These securities are carried at their fair value on the last day of the quarter. For the six-month period ending December 26, 1999, the market value increased by approximately $2,209,000 resulting in an unrealized after tax gain of $1,369,000.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

The Company closed a center operating with a negative cash flow in May 1999.

Results of Operations

There was a $.22 per share profit for the thirteen-week period ending December 26, 1999, versus an $.18 per share profit for the thirteen weeks ended December 27, 1998. For the current twenty-six week period earnings per share were $.29 compared to $.19 for the comparable period a year ago.

Operating revenues increased 6% for the current six-month period versus a decrease of 1% in the comparable period a year ago.
Open play and special event bowling improved and the average game rate was up over the prior year period minimizing the effect of decreased league bowling. Increases in ancillary revenues are the result of the higher casual bowler traffic. However, winter storms since the end of the quarter will affect linage and revenues in the third quarter.

For the six-month period food, beverage and merchandise sales were up 5% versus a 2% decrease in the prior year six-month period. Cost of sales increased due to the higher sales.

Operating expenses excluding depreciation and amortization increased 1% in the current six-month period versus a 4% decrease in the comparable period last year. Employee compensation and benefits were up 2% this period versus no change in the prior year period.

In the current six-month period supplies and services expense decreased 2%. Advertising costs increased 15% from the prior six-month period partially due to support of glow-in-the-dark bowling. Equipment expense increased in the current year by 5% primarily due to the higher costs associated with bowling pins and rental shoes. Utility costs were flat in the current six-month period. Weather related utility costs and snow removal costs could influence third quarter results.

Depreciation and amortization expense decreased 2% in the current year period versus an increase of 1% in the comparable period last year.
Rent expense decreased 12% in the current period mainly due to the closing of a leased center.

YEAR 2000

Bowl America has experienced no Year 2000 related problems to date with either internal operations or vendors.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                        December 26, 1999

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




                                   BOWL AMERICA INCORPORATED
                                   Registrant


February  8, 2000                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


February  8, 2000                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller