Form 10-Q
period 2000-03-26
BOWL AMERICA INC
filed 2000-05-09
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

  Quarter Ended March 26, 2000           Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                    April 23, 2000

       Class A Common Stock,                           3,384,070
          $.10 par value

       Class B Common Stock                            1,488,826
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             March 26,   March 28,      March 26,     March 28,
                               2000        1999           2000          1999
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $6,253,655   $6,277,771    $15,815,713   $15,260,629
 Food and merchandise sales  2,428,802    2,430,919      6,207,692     6,027,827
                             _________    _________     __________    __________
                             8,682,457    8,708,690     22,023,405    21,288,456
Operating Expenses
 Compensation and benefits   3,138,923    3,110,736      8,991,936     8,849,954
 Cost of bowling and other   1,445,483    1,485,810      4,327,715     4,286,411
 Cost of food and mdse sales   759,114      746,054      1,949,708     1,906,486
 Depreciation and
  amortization                 531,828      567,237      1,654,286     1,711,142
 General and administrative    196,631      212,715        560,473       664,194
                             _________    _________     __________    __________
                             6,071,979    6,122,552     17,484,118    17,418,187

Operating Income             2,610,478    2,586,138      4,539,287     3,870,269
 Interest and dividend
  income                       212,207      178,597        591,122       506,911
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            2,822,685    2,764,735      5,130,409     4,377,180
Provision for income taxes   1,015,589      986,699      1,835,786     1,550,567
                             _________    _________     __________    __________

Net Earnings                $1,807,096   $1,778,036    $ 3,294,623   $ 2,826,613

Earnings per share                $.36         $.32           $.65          $.51
Weighted average shares
 outstanding                 4,952,177    5,375,287      5,110,903     5,517,778

Dividends paid                $566,232     $571,211     $1,661,640    $1,696,710
 Per share, Class A               $.11        $.105           $.32         $.305
 Per share, Class B               $.11        $.105           $.32         $.305

               CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Net earnings                $1,807,096   $1,778,036    $ 3,294,623   $ 2,826,613
Other comprehensive
 earnings net of tax
  Unrealized (loss) gain
   on available-for-sale
   securities                 (381,475)    (758,868)       456,164     1,375,187
                             _________    _________      _________     _________
Comprehensive earnings      $1,425,621   $1,019,168    $ 3,750,787   $ 4,201,800


The operating results for these thirteen (13) and thirty-nine (39) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    March 26, 2000        June 27, 1999
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,813,134          $ 1,557,225
  Short-term investments               10,705,120            7,690,576
  Inventories                             541,917              618,875
  Prepaid expenses and other              858,475              482,279
  Income taxes refundable                    -                  89,194
  Deferred income taxes                    15,000               15,000
                                       __________           __________
Total Current Assets                   13,933,646           10,453,149
Property, Plant and Equipment
  less accumulated depreciation of
  $25,185,528 and $23,703,234          19,680,820           20,908,976
Other Assets
  Marketable equity securities         10,242,704            9,506,955
  Cash surrender value-life insurance     339,666              384,925
  Other long-term assets                  257,387              493,931
                                       __________           __________
TOTAL ASSETS                          $44,454,223          $41,747,936

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     March 26, 2000       June 27, 1999
                                    _______________       _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   833,954          $   738,040
  Accrued expenses and payroll ded      1,014,949              977,400
  Income taxes payable                    934,664                 -
  Other current liabilities             2,367,805              349,051
                                       __________           __________
Total Current Liabilities               5,151,372            2,064,491
Noncurrent Deferred Income Taxes        4,485,585            4,206,000

TOTAL LIABILITIES                       9,636,957            6,270,491
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,385,105 and 3,746,171 shares        338,510             374,617
    Class B issued and outstanding -
     1,488,826 and 1,508,716 shares        148,882             150,871
  Additional paid-in capital             3,753,830           4,265,443
  Unrealized gain on available-for-
   sale securities, net of tax           5,742,094           5,285,930
  Retained earnings                     24,833,950          25,400,584
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $34,817,266         $35,477,445

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $44,454,223         $41,747,936

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED MARCH 26, 2000 AND MARCH 28, 1999

                                            March 26,          March 28,
                                              2000               1999
Cash Flows From Operating Activities:
 Net earnings                             $3,294,623          $ 2,826,613
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,654,286            1,711,142
Changes in assets and liabilities
  Decrease in inventories                     76,958              148,780
  Increase in prepaid and other             (376,182)            (348,017)
  Decrease in other long-term assets         281,803               24,128
  Increase (decrease) in accounts payable     95,914             (245,549)
  Increase in accrued expenses
    and payroll deductions                    37,549              220,762
  Increase in income taxes payable         1,023,858              187,923
  Increase in other current liabilities    2,020,085            1,909,512
                                           _________            _________
Net cash provided by operating activities $8,108,894          $ 6,435,294
                                           _________            _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (426,130)            (754,115)
  Net increase in short-term investments  (3,014,544)          (1,085,989)
                                           _________            _________
Net cash used in investing activities     (3,440,674)          (1,840,104)
                                           _________            _________

Cash flows from financing activities
  Payment of cash dividends               (1,661,640)          (1,696,710)
  Purchase of Common Stock                (2,750,671)          (2,771,516)
                                           _________            _________
Net cash used in financing activities     (4,412,311)          (4,468,226)
                                           _________            _________
Net Increase (decrease) in Cash and
 Cash Equivalents                            255,909              126,964
Cash and Equivalents, Beginning of Year    1,557,225            1,944,462
                                           _________            _________
Cash and Equivalents, End of Period       $1,813,134          $ 2,071,426

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  811,914          $ 1,365,935

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Thirty-nine Weeks Ended
                         March 26, 2000

1. Consolidated Financial Statements

The consolidated balance sheet as of March 26, 2000, and the consolidated statements of earnings and cash flows for the three-month and nine-month periods ended March 26, 2000 and March 28, 1999 have been prepared by the Company, without audit.

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

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at March 26, 2000, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change, refer to Note 1 to the financial statements for the year ended June 27, 1999.

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115.

The telecommunications stocks included in the portfolio as of March 26, 2000 were:

             3,946 shares of Alltel
             9,291 shares of American Telephone & Telegraph
            18,784 shares of Bell Atlantic
            27,572 shares of Bell South
             8,028 shares of Lucent Technologies
             5,612 shares of Media One
            45,580 shares of SBC
            32,000 shares of SprintFon
            16,000 shares of SprintPCS
             5,765 shares of US West
            13,560 shares of Vodafone/Airtouch

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                         March 26, 2000

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $12,518,000 at the end of the third quarter of fiscal 2000 or $1,252,000 higher than at the beginning of the quarter. The Company has purchased 380,956 shares of its previously outstanding common stock in the fiscal year for $2,751,000, including 273,636 shares in the third quarter for $1,989,000. These purchases have depressed the usual seasonal increase in cash.

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

These securities are carried at their fair value on the last day of the quarter. For the nine month period ending March 26, 2000, the market value increased by approximately $736,000 resulting in an unrealized after tax gain of $456,000. There were no transactions in these stocks.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

During the fourth quarter of fiscal 1999, the Company closed a center operating with negative cash flow.

Results of Operations

There was a $.36 per share profit for the thirteen-week period ending March 26, 2000, versus $.32 per share profit for the thirteen weeks ending March 28, 1999. For the current thirty-nine week period earnings per share were $.65 compared to $.51 for the comparable period a year ago.

Operating revenues decreased slightly for the current three-month period but were up 3% for the current nine-month period. In the prior year the quarter showed an increase of 1% and the nine-month period was flat. In the third quarters of both years ice and snow caused closings at some locations resulting in lost revenues and additional costs for removal. Substantial tournament activity in February and March minimized the loss of income in the current three-month period.


Food and beverage sales were up 1% in the current quarter and 4% through the nine-month period. Cost of food and beverage sales were up due to the increased sales.

Operating expenses excluding depreciation and amortization decreased less than 1% in both the three-month and nine-month periods.In the prior year three-month period there was a slight increase but a 2% decrease for the nine-month period. Employee compensation and benefits were up 1% in the current quarter and up 2% in the nine-month period.

Advertising costs increased 6% from the prior year quarter and 12% year-to-date mainly due to our glow-in-the-dark advertising campaign. Supplies and services expense decreased 4% for the nine months.
Equipment expense was down 3% in the year-to-date period versus an increase of 15% in the comparable period a year ago when there were additional costs relating to pin and rental shoes. Utility costs decreased 2% in the current quarter compared to a 1% increase in the prior year quarter. For the nine-month periods the comparisons were decreases of less than 1% and 2% respectively.

Depreciation and amortization expense decreased 3% in the year-to-date period versus a decrease of 1% in the prior year nine-month period. Rent expense for the year was down 11% due to the closing of a leased location.

                        S.E.C. FORM 10-Q

                          March 26, 2000

                    PART II - OTHER INFORMATION

An 8K was filed in March 2000, with respect to the authorization of the Company's president to purchase at his discretion from time to time up to 600,000 shares of the Company's common stock on its behalf.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


May 9, 2000                        Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


May 9, 2000                        Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller