Form 10-K405
period 2000-07-02
BOWL AMERICA INC
filed 2000-09-28
CIK 13573

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended July 2, 2000        Commission file Number 1-7829

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, Section 229.405 of this Chapter, is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES [X] NO [ ]

     As of August 18, 2000, 3,576,146 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates was approximately $29 million; 1,563,257 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of August 18, 2000, the total aggregate market value for both classes of common stock would be approximately $41 million. (This includes the amount of shares held by all officers and directors as a group and by anyone known to own more than 5% of the stock.)

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after July 2, 2000 are incorpor-ated into Part III of this Form 10-K. Portions of Bowl America's 2000 Annual Report are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2000 10-K FILING

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

                        INDEX TO FISCAL 2000 10-K FILING

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

         The Company purchased Bowl America Glen Burnie, one of its leased centers, in August 2000. The Company is seeking other new locations and has executed a contract subject to approval of site plans from county authorities to construct a bowling center.

         (b)   Financial Information about Industry Segments

         The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. Merchandise sales, including food and beverages, were approximately 28% of operating revenues. The balance of operating revenues (approximately 72%) represents fees for bowling and related services.

         (c)   Narrative Description of Business

         As of September 1, 2000 the Registrant and its subsidiaries operated 13 bowling centers in the greater metropolitan area of Washington, D.C., two bowling centers in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and three bowling centers in the greater metropolitan area of Richmond, Virginia. These 22 bowling centers contain a total of 854 lanes.

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

ITEM 2.  PROPERTIES

         The Company's general offices are located at 6446 Edsall Road, Alexandria, Virginia 22312.

         Five of the Company's bowling centers are located in leased premises, and the remaining seventeen centers are owned by the Company. The Company's leases, giving effect to option renewal periods, expire from 2000 through 2014 and the remainder thereafter. In addition to the above, there is one ground lease which expires in 2058. The specific locations of the bowling centers are discussed under Item 1 (c).

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business. There were no legal proceedings terminated during the fourth quarter ended July 2, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended July 2, 2000.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information set forth in the section entitled "Market Information", "Holders", and "Dividends" on page 3 of the Company's July 2, 2000 Annual Report is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's July 2, 2000 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's July 2, 2000 Annual Report is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Independent Auditors' Report and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 10 of the Company's July 2, 2000 Annual Report, are incorporated by reference herein.

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)1.  Financial Statements

                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Independent auditors' report

               Consolidated balance sheets - July 2, 2000 and June 27, 1999

               Consolidated statements of earnings and comprehensive earnings
               - years ended July 2, 2000, June 27, 1999, and June 28, 1998

               Consolidated statements of stockholders' equity - years ended July 2, 2000, June 27, 1999, and June 28, 1998

               Consolidated statements of cash flows - years ended July 2, 2000, June 27, 1999, and June 28, 1998

               Notes to the consolidated financial statements - years ended July 2, 2000, June 27, 1999, and June 28, 1998

         (a)2.  Exhibits:

                1. Subsidiaries of registrant

         (b)    Reports on Form 8-K:

                The Company filed a report on Form 8-K with respect to the new employment contract with Leslie H. Goldberg, President, for the period from July 3, 2000 to July 1, 2001.

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

BOWL AMERICA INCORPORATED


Leslie H. Goldberg
Leslie H. Goldberg
President and Principal Executive
& Operating Officer

Date:  September 28, 2000



Ruth Macklin
Ruth Macklin
Senior Vice President-Treasurer

Date:  September 28, 2000


Cheryl A. Dragoo
Cheryl A. Dragoo
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 28, 2000

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

Date:  September 28, 2000

Ruth Macklin                                A. Joseph Levy
Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 28, 2000                   Date:  September 28, 2000

Warren T. Braham                            Stanley H. Katzman
Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 28, 2000                   Date:  September 28, 2000

Allan L. Sher                               Merle Fabian
Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 28, 2000                   Date:  September 28, 2000

Irvin Clark
Irvin Clark
Director

Date:  September 28, 2000