Form 10-Q
period 2000-10-01
BOWL AMERICA INC
filed 2000-11-15
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

 Quarter Ended October 1, 2000         Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                 October 29, 2000

       Class A Common Stock,                           3,578,507
          $.10 par value

       Class B Common Stock                            1,430,085
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                             PART I - FINANCIAL INFORMATION

                                         Thirteen Weeks Ended
                                      October 1,  September 26,
                                          2000         1999
                                       _______________________
Operating Revenues
 Bowling and other                     $4,525,085   $4,259,257
 Food, beverage and merchandise sales   1,869,082    1,707,782
                                        _________    _________
                                        6,394,167    5,967,039
Operating Expenses
 Compensation and benefits              3,099,453    2,858,123
 Cost of bowling and other              1,436,206    1,499,477
 Cost of food,beverage and mdse sales     619,554      527,178
 Depreciation and amortization            493,845      559,385
 General and administrative               210,643      193,132
                                        _________    _________
                                        5,859,701    5,637,295

Operating Income                          534,466      329,744

 Interest and dividend income             400,339      202,057
                                        _________    _________
Earnings before provision
 for income taxes                         934,805      531,801
Income tax provision                      335,595      185,040
                                        _________    _________

Net Earnings                           $  599,210   $  346,761

Earnings per share                          $ .12        $ .06*
Weighted average shares
 outstanding                            5,095,998    5,484,115

Dividends paid                           $566,798     $551,763
 Per share, Class A                          $.11         $.10*
 Per share, Class B                          $.11         $.10*

*Restated for 5% stock dividend paid July 26, 2000

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (Unaudited)

Net Earnings                            $ 599,210     $346,761
Other comprehensive earnings net of tax
 Unrealized (loss) gain on available
  -for-sale securities                   (941,880)     192,119
                                          _______      _______
Comprehensive (loss)earnings            $(342,670)    $538,880

The operating results for these thirteen (13) periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                   October 1, 2000        July 2, 2000
                                 __________________        _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,160,816          $ 1,523,242
  Short-term investments                6,166,037            8,873,682
  Inventories                             802,328              657,628
  Prepaid expenses and other              568,307              440,318
                                       __________           __________
Total Current Assets                    8,697,488           11,494,870
Property, Plant and Equipment
  less accumulated depreciation of
  $25,853,762 and $25,416,493          21,557,932           19,367,989
Other Assets
  Marketable equity securities          7,673,399            9,168,446
  Cash surrender value-life insurance     390,976              388,184
  Other long-term assets                  258,162              291,810
                                       __________           __________
TOTAL ASSETS                          $38,577,957          $40,711,299


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   671,488          $   688,213
  Accrued expenses                        853,242              893,493
  Income taxes payable                    282,988              129,390
  Deferred income taxes                    23,000               23,000
  Other current liabilities               704,416              430,808
                                       __________           __________
Total Current Liabilities               2,535,134            2,164,904
Noncurrent Deferred Income Taxes        3,124,833            3,678,000

TOTAL LIABILITIES                       5,659,967            5,842,904
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,579,067 and 3,406,070 shares       357,907              340,607
    Class B issued and outstanding -
     1,430,085 and 1,488,826              143,008              148,883
  Additional paid-in capital            4,036,329            3,959,169
  Unrealized gain on securities
   available-for-sale, net of tax       4,304,541            5,246,421
  Retained earnings                    24,076,205           25,173,315
                                       __________           __________
TOTAL STOCKHOLDERS' EQUITY            $32,917,990          $34,868,395

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $38,577,957          $40,711,299

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
 FOR THE THIRTEEN WEEKS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999

                                         October 1,        September 26,
                                            2000                 1999
Cash Flows From Operating Activities:
 Net earnings                             $  599,210          $  346,761
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              493,845             559,385
Changes in assets and liabilities
  Increase in inventories                   (144,700)           (167,469)
  Increase in prepaid and other             (127,989)            (83,428)
  Decrease in other long-term assets          30,856             235,054
  Decrease in accounts payable               (16,725)           (209,417)
  Decrease in accrued expenses               (40,251)           (135,604)
  Increase in income taxes payable           153,598             184,570
  Increase in other current liabilities      274,949             234,025
                                           _________           _________
Net cash provided by
 operating activities                     $1,222,793           $ 963,877
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (2,683,788)           (108,715)
  Net decrease in short-term investments   2,707,645             447,734
                                           _________           _________
Net cash provided by
  investing activities                        23,857             339,019
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends                 (566,798)           (551,763)
 Purchase of Class A common stock               (902)           (526,903)
 Purchase of Class B common stock         (1,041,376)            (20,230)
                                           _________           _________
Net cash used in financing activities     (1,609,076)         (1,098,896)
                                           _________           _________
Net (Decrease) Increase in Cash
 and Equivalents                            (362,426)            204,000
Cash and Equivalents, Beginning of Qtr     1,523,242           1,557,225
                                           _________           _________
Cash and Equivalents, End of Quarter      $1,160,816          $1,761,225

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  181,997          $      470

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                  For the Thirteen Weeks Ended
                        October 1, 2000

1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of July 2, 2000 has been derived from the Company's July 2, 2000 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, and reclassifications (all of which are of a normal recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended July 2, 2000.

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115.

The Telecommunications stocks included in the portfolio as of October 1, 2000 were:

                   3,946 shares of Alltel
                  14,316 shares of American Telephone & Telegraph
                  27,572 shares of Bell South
                   8,028 shares of Lucent Technologies
                   9,969 shares of Qwest Communications
                  45,580 shares of SBC
                  32,000 shares of SprintFon
                  16,000 shares of SprintPCS
                  18,784 shares of Verizon
                  13,560 shares of Vodafone/Airtouch

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                         October 1, 2000

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $7,327,000 at the end of the first quarter of fiscal 2001 or $3,070,000 lower than at the beginning of the quarter.

During the quarter the Company purchased 130,172 shares of previously outstanding Class B common stock for $1,042,000 and spent $2,250,000 for the purchase of Bowl America Glen Burnie at the expiration of its lease.

Due to feasibility issues the contract for a site mentioned in previous reports was terminated. The Company continues to seek viable properties. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company has maintained its fiscal year end 2000 position in marketable securities, primarily telecommunications stocks, as a further source of expansion capital.

These securities are carried at their fair value on the last day of the quarter. For the three-month period ended October 1, 2000, the market value decreased by $1,495,000 to approximately $7.7 Million. During the quarter the Company received $219,000 from the AT&T/Media One merger.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

In June 2000, the Board of Directors declared a 5% stock dividend which was paid on July 26, 2000. Applicable share and per share data for prior periods have been restated for the effect of the split.

Subsequent to the end of the quarter, the Company closed a center operating at break-even.

Results of Operations

For the second year in a row, the typically seasonally slow months of July and August produced profits. Both league and open play linage and earnings were up over the previous year, but it should be noted that the increases are not necessarily indicative of results to be expected for the year.

There was a $.12 per share profit for the thirteen-week period ending October 1, 2000,the highest first quarter in the Company's history, which exceeded the prior year first quarter record of $.06 per share. Of the current year earnings $.027 per share is attributable to the income received from the AT&T/Media One merger mentioned above. In last year's first quarter funds received from the Vodafone/AirTouch merger contributed $.006 per share to net earnings.

Operating revenues increased 7% in the current period versus an increase of 10% in the prior year period. Food, beverage and merchandise sales were up 9% in both periods and costs were up due to the higher volume of traffic.

Operating expenses excluding depreciation and amortization increased 4% in the current quarter versus a 3% increase in the comparable quarter last year. Advertising costs decreased over 30% from the prior year period. Last year our costs were higher because we increased our television advertising in support of glow-in-the-dark bowling. Equipment expense decreased 10% in the current year after a 10% increase last year. Costs associated with bowling pins and rental shoes are lower this year than last year through the same period. Employee compensation and benefits expenses were up 8% this year primarily driven by costs for overtime pay resulting from the tight labor market. Last year this category of expense was up 3%.

Depreciation and amortization expense decreased 12% in the current year quarter and 4% in the comparable period last year as several large capital assets have reached full depreciation. Rent expense decreased 15% in the current period and 12% in the prior year period due to operating fewer leased locations.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                         October 1, 2000

                   PART II - OTHER INFORMATION


          An 8K was filed in July 2000, which referred to changes in an employment contract.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


November 14, 2000                   Leslie H. Goldberg
Date                                Leslie H. Goldberg
                                    President


November 14, 2000                   Cheryl A. Dragoo
Date                                Cheryl A. Dragoo
                                    Controller