Form 10-Q
period 2000-12-31
BOWL AMERICA INC
filed 2001-02-13
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 31, 2000        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 28, 2001

       Class A Common Stock,                           3,573,426
          $.10 par value

       Class B Common Stock                            1,430,085
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 31, December 26,  December 31,  December 26,
                               2000        1999           2000          1999
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,354,385   $5,302,801    $ 9,879,470   $ 9,562,058
 Food, beverage and
  merchandise sales          2,220,976    2,071,108      4,090,058     3,778,890
                             _________    _________     __________    __________
                             7,575,361    7,373,909     13,969,528    13,340,948
Operating Expenses
 Compensation and benefits   3,118,142    2,994,890      6,217,595     5,853,013
 Cost of bowling and other   1,380,043    1,382,755      2,816,249     2,882,232
 Cost of food and mdse sales   724,600      663,416      1,344,154     1,190,594
 Depreciation and
  amortization                 487,994      563,073        981,839     1,122,458
 General and administrative    233,675      170,710        444,318       363,842
                             _________    _________     __________    __________
                             5,944,454    5,774,844     11,804,155    11,412,139

Operating Income             1,630,907    1,599,065      2,165,373     1,928,809
 Interest and dividend
  income                       173,675      176,858        574,014       378,915
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,804,582    1,775,923      2,739,387     2,307,724
Provision for income taxes     647,805      635,157        983,400       820,197
                             _________    _________     __________    __________

Net Earnings                $1,156,777   $1,140,766    $ 1,755,987   $ 1,487,527

Earnings per share                $.23         $.21*          $.35         $.27*
Weighted average shares
 outstanding                 5,007,007    5,415,445*     5,051,503    5,449,780*
Dividends paid                $550,995     $543,645     $1,117,793    $1,095,408

 Per share, Class A               $.11         $.10*          $.22         $.20*
 Per share, Class B               $.11         $.10*          $.22         $.20*

*Restated for 5% stock dividend paid July 26, 2000.


                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,156,777   $1,140,766    $ 1,755,987   $ 1,487,527
Other comprehensive
 earnings-net of tax
 Unrealized (loss)gain on
 available for sale
 securities                   (589,590)     645,520     (1,531,470)      837,639
                             _________    _________      _________     _________
Comprehensive earnings      $  567,187   $1,786,286    $   224,517   $ 2,325,166


The operating results for these thirteen (13) and twenty-six (26) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 31, 2000      July 2, 2000
                                    ________________      _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,372,194          $ 1,523,242
  Short-term investments                7,683,487            8,873,682
  Inventories                             679,390              657,628
  Prepaid expenses and other              599,074              440,318
                                       __________           __________
Total Current Assets                   10,334,145           11,494,870
Property, Plant and Equipment
  less accumulated depreciation of
  $25,747,330 and $25,416,493          21,306,224           19,367,989
Other Assets
  Marketable equity securities          6,737,541            9,168,446
  Cash surrender value-life insurance     390,976              388,184
  Other long-term assets                  247,096              291,810
                                       __________           __________
TOTAL ASSETS                          $39,015,982          $40,711,299

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 31, 2000      July 2, 2000
                                    _________________     _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   656,335          $   688,213
  Accrued expenses and payroll ded        826,633              893,493
  Income taxes payable                    223,336              129,390
  Deferred income taxes                    23,000               23,000
  Other current liabilities             1,600,449              430,808
                                       __________           __________
Total Current Liabilities               3,329,753            2,164,904
Noncurrent Deferred Income Taxes        2,778,565            3,678,000

TOTAL LIABILITIES                       6,108,318            5,842,904
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,576,130 and 3,406,070 shares        357,611             340,607
    Class B issued and outstanding -
     1,430,085 and 1,488,826               143,008             148,883
  Additional paid-in capital             4,051,648           3,959,169
  Unrealized gain on securities
   available-for-sale,                   3,714,951           5,246,421
  Retained earnings                     24,640,446          25,173,315
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,907,664         $34,868,395

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $39,015,982         $40,711,299

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                         December 31,        December 26,
                                            2000                 1999
Cash Flows From Operating Activities:
 Net earnings                             $1,755,987          $1,487,527
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              981,839           1,122,458
Changes in assets and liabilities
  Increase in inventories                    (21,762)            (83,204)
  (Increase) decrease in prepaid & other    (158,756)             20,938
  Decrease in other long-term assets          41,922             281,804
  (Decrease) increase in accounts payable    (31,878)             35,694
  Decrease in accrued expenses
    and payroll deductions                   (66,860)           (346,755)
  Increase in income taxes payable            93,946             505,070
  Increase in other current liabilities    1,169,638           1,173,810
                                           _________           _________
Net cash provided by operating activities $3,764,076          $4,197,342
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (2,920,074)           (321,757)
  Net decrease (increase) in
    short-term investments                 1,190,195          (1,303,123)
                                           _________           _________
Net cash used in investing activities     (1,729,879)         (1,624,880)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,117,793)         (1,095,408)
  Purchase of Class A & B Common Stock    (1,067,452)           (761,948)
                                           _________           _________
Net cash used in financing activities     (2,185,245)         (1,857,356)
                                           _________           _________

Net (Decrease) Increase in Cash
 and Equivalents                            (151,048)            715,106
Cash and Equivalents, Beginning of Year    1,523,242           1,557,225
                                           _________           _________
Cash and Equivalents, End of Period       $1,372,194          $2,272,331

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  890,785          $  315,127

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                 For the Twenty-six Weeks Ended
                      December 31, 2000

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended July 2, 2000.

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115.

The telecommunications stocks included in the portfolio as of December 31, 2000 were:

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

                    BOWL AMERICA INCORPORATED
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 31, 2000

Liquidity and Capital Resources

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $9,100,000 at the end of the second quarter of fiscal 2001 or $1,773,000 higher than at the beginning of the quarter.

There were no large expenditures for assets or stock during the quarter. However, since July 2000, the Company has expended $1,067,000 for the purchase of 133,224 shares of its previously outstanding common stock, and $2,250,000 for the purchase of the land and building at Bowl America Glen Burnie.

The Company is actively seeking property for development of bowling centers while continuing to modernize existing locations. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company's marketable securities, primarily in telecommunications stocks are another source of expansion capital.

These securities are carried at their fair value on the last day of the quarter. For the three-month period ending December 31, 2000, the market value decreased by $936,000 to approximately $6,700,000.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

The Company paid a 5% stock dividend on July 26, 2000. All applicable share and per share data in prior periods has been restated for the effect of the stock dividend.

During the quarter the Company closed a center operating at break-even at the end of its lease.

Results of Operations

There was a $.23 per share profit for the thirteen-week period ending December 31, 2000, versus a $.21 per share profit for the thirteen weeks ended December 26, 1999. For the current twenty-six week period earnings per share were $.35 compared to $.27 for the comparable period a year ago. All revenue and expense comparisons were impacted by the operaton of one fewer center in the current year quarter.

Operating revenues increased 5% for the current six-month period versus an increase of 6% in the comparable period a year ago.
Open play and special event bowling improved and the average game rate was up over the prior year period minimizing the effect of decreased league bowling. Increases in ancillary revenues are the result of the higher casual bowler traffic.

For the six-month period food, beverage and merchandise sales were up 8% versus a 5% increase in the prior year six-month period. Cost of sales increased due to the higher sales.

Operating expenses excluding depreciation and amortization increased 5% in the current six-month period versus a 1% increase in the comparable period last year. Employee compensation and benefits were up 6% this period versus a 2% increase in the prior year period. The need for overtime pay decreased somewhat in the quarter, however the still tight labor market continues to apply pressure to this area of expense.

Advertising expense decreased 19% from a year ago when there was a 15% increase partially due to support of glow-in-the-dark bowling. Equipment expense decreased 11% in the current year versus a 5% increase last year. Utility costs were flat in both the current and prior six-month periods.

Depreciation and amortization expense decreased 13% in the current year period and 2% in the comparable period last year. Several large capital assets have reached full depreciation. Rent expense was down 14% in the current period due to the closing of a center mentioned above and the purchase of a formerly leased location. Last year rent expense declined by 12% after a leased location was closed.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                        December 31, 2000

                   PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting on December 5, 2000, the Class A shareholders approved the appointment of Director Warren T. Braham for a one year period to expire at the 2001 Annual Meeting. The votes were cast as follows:

                      For       2,889,914
                      Against       1,670
                      Withheld     84,166

At the annual meeting on December 5, 2000, the Class A shareholders approved the appointment of Director Allan L. Sher for a one year period to expire at the 2001 Annual Meeting. The votes were cast as follows:

                      For        2,891,528
                      Against           56
                      Withheld      84,166

At the annual meeting on December 5, 2000, the Class B shareholders approved the appointment of all Class B Directors as listed in the proxy statement for the December 5, 2000 meeting, for a one year period to expire at the 2001 Annual Meeting. The votes were cast as follows:

                      For       13,613,700
                      Against            0
                      Withheld           0

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits     None

(b) Reports on Form 8-K
    No Form 8-K was filed during the quarter ended December 31, 2000.

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


February  14, 2001                 Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


February  14, 2001                 Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller