Form 10-Q
period 2001-04-01
BOWL AMERICA INC
filed 2001-05-16
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

  Quarter Ended April 1, 2001            Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                    April 29, 2001

       Class A Common Stock,                           3,478,976
          $.10 par value

       Class B Common Stock                            1,416,427
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             April 01,   March 26,      April 01,     March 26,
                               2001        2000           2001          2000
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $6,465,529   $6,253,655    $16,344,999   $15,815,713
 Food and merchandise sales  2,647,759    2,428,802      6,737,817     6,207,692
                             _________    _________     __________    __________
                             9,113,288    8,682,457     23,082,816    22,023,405
Operating Expenses
 Compensation and benefits   3,320,547    3,138,923      9,538,142     8,991,936
 Cost of bowling and other   1,477,447    1,445,483      4,293,696     4,327,715
 Cost of food and mdse sales   837,795      759,114      2,181,949     1,949,708
 Depreciation and
  amortization                 487,994      531,828      1,469,833     1,654,286
 General and administrative    464,525      196,631        908,843       560,473
                             _________    _________     __________    __________
                             6,588,308    6,071,979     18,392,463    17,484,118

Operating Income             2,524,980    2,610,478      4,690,353     4,539,287
 Interest and dividend
  income                       186,524      212,207        760,538       591,122
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            2,711,504    2,822,685      5,450,891     5,130,409
Provision for income taxes     973,500    1,015,589      1,956,900     1,835,786
                             _________    _________     __________    __________

Net Earnings                $1,738,004   $1,807,096    $ 3,493,991   $ 3,294,623

Earnings per share                $.35        $.34*          $.70          $.61*
Weighted average shares
 outstanding                 4,931,439   5,199,785*      5,011,481    5,366,448*

Dividends paid                $575,417     $566,232     $1,693,210    $1,661,640
 Per share, Class A              $.115       $.105*          $.335        $.30*
 Per share, Class B              $.115       $.105*          $.335        $.30*

*Restated for 5% stock dividend paid July 26, 2000.




               CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Net earnings                $1,738,004   $1,807,096    $ 3,493,991   $ 3,294,623
Other comprehensive
 earnings net of tax
  Unrealized (loss) gain
   on available-for-sale
   securities                 (199,634)    (381,475)    (1,731,104)      456,164
                             _________    _________      _________     _________
Comprehensive earnings      $1,538,370   $1,425,621    $ 1,762,887   $ 3,750,787


The operating results for these thirteen (13) and thirty-nine (39) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     April 1, 2001         July 2, 2000
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,485,461          $ 1,523,242
  Short-term investments                8,521,134            8,873,682
  Inventories                             568,174              657,628
  Prepaid expenses and other              699,942              440,318
                                       __________           __________
Total Current Assets                   12,274,711           11,494,870
Property, Plant and Equipment
  less accumulated depreciation of
  $26,235,324 and $25,416,493          21,081,051           19,367,989
Other Assets
  Marketable equity securities          6,420,662            9,168,446
  Cash surrender value-life insurance     390,976              388,184
  Other long-term assets                  248,605              291,810
                                       __________           __________
TOTAL ASSETS                          $40,416,005          $40,711,299

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                      April 1, 2001        July 2, 2000
                                    _______________       _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   930,573          $   688,213
  Accrued expenses and payroll ded      1,039,055              893,493
  Income taxes payable                    365,798              129,390
  Deferred income taxes                    23,000               23,000
  Other current liabilities             2,549,288              430,808
                                       __________           __________
Total Current Liabilities               4,907,714            2,164,904
Noncurrent Deferred Income Taxes        2,661,320            3,678,000
                                        _________            _________
TOTAL LIABILITIES                       7,569,034            5,842,904
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,478,976 and 3,406,070 shares        347,897             340,607
    Class B issued and outstanding -
     1,416,427 and 1,488,826 shares        141,643             148,883
  Additional paid-in capital             3,765,997           3,959,169
  Unrealized gain on available-for-
   sale securities, net of tax           3,515,317           5,246,421
  Retained earnings                     25,076,117          25,173,315
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,846,971         $34,868,395

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $40,416,005         $40,711,299

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                            April 1,           March 26,
                                              2001               2000
Cash Flows From Operating Activities:
 Net earnings                             $3,493,991          $ 3,294,623
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,469,833            1,654,286
Changes in assets and liabilities
  Decrease in inventories                     89,454               76,958
  Increase in prepaid and other             (259,624)            (376,182)
  Decrease in other long-term assets          40,413              281,803
  Increase in accounts payable               242,360               95,914
  Increase in accrued expenses
    and payroll deductions                   145,562               37,549
  Increase in income taxes payable           236,408            1,023,858
  Increase in other current liabilities    2,118,490            2,020,085
                                           _________            _________
Net cash provided by operating activities $7,576,887          $ 8,108,894
                                           _________            _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (3,182,895)            (426,130)
  Net decrease (increase) in short-term
    investments                              352,548           (3,014,544)
                                           _________            _________
Net cash used in investing activities     (2,830,347)          (3,440,674)
                                           _________            _________

Cash flows from financing activities
  Payment of cash dividends               (1,693,210)          (1,661,640)
  Purchase of Common Stock                (2,091,111)          (2,750,671)
                                           _________            _________
Net cash used in financing activities     (3,784,321)          (4,412,311)
                                           _________            _________
Net Increase in Cash and Cash
 Equivalents                                 962,219              255,909
Cash and Equivalents, Beginning of Year    1,523,242            1,557,225
                                           _________            _________
Cash and Equivalents, End of Period       $2,485,461          $ 1,813,134

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,721,823          $   811,914

See notes to financial information.

               BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

                     For the Thirty-nine Weeks Ended
                             April 1, 2001

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

The telecommunications stocks included in the portfolio as of April 1, 2001 were:

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

                    BOWL AMERICA INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                          April 1, 2001

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,007,000 at the end of the third quarter of fiscal 2001 or $1,907,000 higher than at the beginning of the quarter. The Company has purchased 244,036 shares of its previously outstanding common stock in the fiscal year for $2,091,000, including 110,812 shares in the third quarter for $1,024,000.

During the nine-month period the Company expended $2,250,000 for the purchase of the land and building at Bowl America Glen Burnie. The Company is continuing to modernize existing locations and is actively seeking property for the development of additional bowling centers. Cash and cash flow are sufficient to finance all currently planned purchases and construction.

The Company's position in telecommunications stocks is an additional source of expansion capital. These securities are carried at their fair value on the last day of the quarter. For the three-month period ending April 1, 2001, the market value decreased by $300,000 to approximately $6,400,000.

Current liabilities include $2million in league deposits of prize fund monies which are returned to the leagues at the end of the bowling season, generally during the fourth quarter.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

The Company paid a 5% stock dividend on July 26, 2000. All applicable share and per share data in prior periods have been restated for the effect of the stock dividend.

On March 27, 2001 the Company declared a cash dividend of $.115 per share on its Class A and Class B Common Stock, payable on May 16, 2001 to share-holders of record as of April 25, 2001, and a 5% stock dividend on its Class A and Class B Common Stock, payable on July 26, 2001 to shareholders of record on July 5, 2001.

During the second quarter of fiscal 2001, the Company closed a center operating at break-even at the end of its lease.











Results of Operations

There was a $.35 per share profit for the thirteen-week period ending April 1, 2001, versus $.34 per share profit for the thirteen weeks ending March 26, 2000. For the current thirty-nine week period earnings per share were $.70 compared to $.61 for the comparable period a year ago. All revenue and expense comparisons were impacted by the operation of one fewer location in the current year quarter.

Operating revenues increased 5% for both the current three-month and nine-month periods. In the prior year period the quarter showed a slight decrease but the nine-month period was up 3%. Food, beverage and merchandise sales were up 9% in both the three-month and nine-month periods and cost of sales was up due to the increase in sales.

Operating expenses excluding depreciation and amortization increased 10% in the three-month period and 7% through the nine-month period. In the prior year both the three-month and nine-month period showed a slight decrease in expenses. Employee compensation and benefits were up 6% in both the three-month and nine-month periods. Overtime pay and a still tight labor market during our busy season were the main causes for the increases.

Advertising costs increased 18% from the prior year quarter primarily due to the cost of preparing our "Rolling Bowling" trailers for the new season. Year-to-date advertising costs were down 8% from the prior year period. Higher gas prices were responsible for a 6% increase in utility costs for the quarter. There has been a 2% increase in utility costs for the nine-month period versus a decrease of less than 1% in last year's comparable period. The Company is defending a lawsuit commenced during the first quarter of the fiscal year by a former employee, scheduled to go to trial later this year, which is primarily responsible for the increased general and administrative expense.

Depreciation and amortization expense decreased 11% in the year-to-date period versus a decrease of 3% in the prior year period. Several large capital assets have reached full depreciation. Rent expense for the nine-months ended April 1, 2001 was down 25% due to the closing of a leased center mentioned above and the purchase of a formerly leased location. Rent expense in the prior year's comparable period decreased 12% after the closing of a leased location.

                        S.E.C. FORM 10-Q

                          April 1, 2001

                    PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits     None
(b) Reports on Form 8-K

    On March 27, 2001, the Company filed a Form 8-K (Item 5) reporting the declaration on that date of cash and stock dividends.

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


May 15, 2001                       Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


May 15, 2001                       Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller