Form 10-K405
period 2001-07-01
BOWL AMERICA INC
filed 2001-09-28
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended July 1, 2001        Commission file Number 1-7829

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, Section 229.405 of this Chapter, is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES [X] NO [ ]

     As of August 17, 2001, 3,666,341 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates was approximately $37 million; 1,487,236 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of August 17, 2001, the total aggregate market value for both classes of common stock would be approximately $52 million. (This includes the amount of shares held by all officers and directors as a group and by anyone known to own more than 5% of the stock.)

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after July 1, 2001 are incorpor-ated into Part III of this Form 10-K. Portions of Bowl America's 2001 Annual Report are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2001 10-K FILING

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

                        INDEX TO FISCAL 2001 10-K FILING

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

                                   PART I

ITEM 1.  BUSINESS

         (a)   General Development of Business

         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 21 bowling centers.

         In August 2000, the Company purchased the land and building of Bowl America Glen Burnie, one of its leased centers. The Company closed one center in the Metropolitan Washington DC area at the expiration of its lease. The Company is, on a continuous basis, exploring opportunities for new locations.

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

         (c)   Narrative Description of Business

         As of September 1, 2001 the Registrant and its subsidiaries operated 12 bowling centers in the greater metropolitan area of Washington, D.C., two bowling centers in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and three bowling centers in the greater metropolitan area of Richmond, Virginia. These 21 bowling centers contain a total of 820 lanes.

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

ITEM 2.  PROPERTIES

         The Company's general offices are located at 6446 Edsall Road, Alexandria, Virginia 22312.

         Four of the Company's bowling centers are located in leased premises, and the remaining seventeen centers are owned by the Company. The Company's leases, giving effect to option renewal periods, expire from 2001 through 2014 and the remainder thereafter. In addition to the above, there is one ground lease which expires in 2058. The specific locations of the bowling centers are discussed under Item 1 (c).

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended July 1, 2001.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information set forth in the section entitled "Market Information", "Holders", and "Dividends" on page 3 of the Company's July 1, 2001 Annual Report is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's July 1, 2001 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's July 1, 2001 Annual Report is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Independent Auditors' Report and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 10 of the Company's July 1, 2001 Annual Report, are incorporated by reference herein.

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)1.  Financial Statements

                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Independent auditors' report

               Consolidated balance sheets - July 1, 2001 and July 2, 2000

               Consolidated statements of earnings and comprehensive earnings
               - years ended July 1, 2001, July 2, 2000, and June 27, 1999

               Consolidated statements of stockholders' equity - years ended July 1, 2001, July 2, 2000, and June 27, 1999

               Consolidated statements of cash flows - years ended July 1, 2001, July 2, 2000, and June 27, 1999

               Notes to the consolidated financial statements - years ended July 1, 2001, July 2, 2000, and June 27, 1999

         (a)2. Exhibits:

               3(a) Articles of Incorporation of the Registrant and amendments through December 1988 thereto (Incorporated by reference from exhibit number 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989.)

               3(b) Amendment to and restatement of Article FIFTH (b) III 2.2 of the Registrant's Articles of Incorporation (Incorporated by reference from the Registrant's Form 8-K filed December 9, 1994.)

               3(c) By-laws of the Registrant (Incorporated by reference from exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989.)

               21 Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 2, 2000.


         (b)   Reports on Form 8-K:

               None

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

BOWL AMERICA INCORPORATED


Leslie H. Goldberg
Leslie H. Goldberg
President and Principal Executive
& Operating Officer

Date:  September 25, 2001



Ruth Macklin
Ruth Macklin
Senior Vice President-Treasurer
Principal Financial Officer

Date:  September 25, 2001


Cheryl A. Dragoo
Cheryl A. Dragoo
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 25, 2001

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

Date:  September 25, 2001

Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 25, 2001                   Date:  September 25, 2001

Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 25, 2001                   Date:  September 25, 2001

Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 25, 2001                   Date:  September 25, 2001

Irvin Clark
Director

Date:  September 25, 2001