Form 10-Q
period 2001-09-30
BOWL AMERICA INC
filed 2001-11-14
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

 Quarter Ended September 30, 2001        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                 October 28, 2001

       Class A Common Stock,                           3,666,341
          $.10 par value

       Class B Common Stock                            1,487,236
          $.10 par value

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)


                                                Thirteen Weeks Ended
                                             September 30,  October 1,
                                                 2001         2000
                                             _________________________
Operating Revenues
 Bowling and other                          $4,476,816   $4,525,085
 Food, beverage and merchandise sales        1,957,225    1,869,082
                                             _________    _________
                                             6,434,041    6,394,167
Operating Expenses
 Compensation and benefits                   3,133,373    3,099,453
 Cost of bowling and other                   1,487,442    1,436,206
 Cost of food,beverage and mdse sales          717,100      619,554
 Depreciation and amortization                 452,434      493,845
 General and administrative                    172,030      210,643
                                             _________    _________
                                             5,962,379    5,859,701

Operating Income                               471,662      534,466

 Interest and dividend income                  132,976      400,339
                                             _________    _________
Earnings before provision
 for income taxes                              604,638      934,805
Provision for Income Taxes                     217,065      335,595
                                             _________    _________

Net Earnings                                $  387,573   $  599,210

Earnings per share-basic & diluted               $ .08        $ .11*

Weighted average shares outstanding          5,086,221    5,350,798*

Dividends paid                                $592,662     $566,798

 Per share, Class A                              $.115        $.105*
 Per share, Class B                              $.115        $.105*

*Restated for 5% stock dividend paid July 26, 2001.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Net Earnings                                  $387,573    $ 599,210
Other comprehensive earnings net of tax
 Unrealized gain (loss) on
  available-for-sale securities                199,713     (941,880)
                                               _______      _______
Comprehensive earnings (loss)                 $587,286    $(342,670)

The operating results for the thirteen (13) week period ending September 30, 2001, are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 September 30, 2001        July 1, 2001
                                 __________________        _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,582,928          $ 1,338,420
  Short-term investments                5,983,445            6,236,665
  Inventories                             787,396              720,505
  Prepaid expenses and other              733,351              867,938
  Income taxes refundable                 286,028              449,093
                                       __________           __________
Total Current Assets                    9,373,148            9,612,621
Property, Plant and Equipment
  less accumulated depreciation of
  $27,050,442 and $26,598,008          20,955,403           21,078,785
Other Assets
  Marketable equity securities          6,533,641            6,216,928
  Cash surrender value-life insurance     414,203              411,411
  Other                                   249,981              278,121
                                       __________           __________
TOTAL ASSETS                          $37,526,376          $37,597,866

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                    $   573,345          $ 1,071,563
  Accrued expenses                        972,128              934,274
  Other current liabilities               678,139              400,889
                                       __________           __________
Total Current Liabilities               2,223,612            2,406,726
Noncurrent Deferred Income Taxes        2,605,000            2,488,000

TOTAL LIABILITIES                       4,828,612            4,894,726
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,666,341 and 3,491,976 shares       366,633              349,197
    Class B issued and outstanding -
     1,487,236 and 1,416,427              148,723              141,643
  Additional paid-in capital            7,564,270            5,075,754
  Accumulated other comprehensive
    earnings - Unrealized gain on
     available-for-sale securities,
      net of tax                        3,627,184            3,427,471
  Retained earnings                    20,990,954           23,709,075
                                       __________           __________
TOTAL STOCKHOLDERS' EQUITY            $32,697,764          $32,703,140

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $37,526,376          $37,597,866

See notes to financial information.


                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000

                                        September 30,         October 1,
                                            2001                 2000
Cash Flows From Operating Activities:
 Net earnings                             $  387,573          $  599,210
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation and amortization              452,434             493,845
Changes in assets and liabilities
  Increase in inventories                    (66,891)           (144,700)
  Decrease(increase) in prepaid and other    134,587            (127,989)
  Decrease in income taxes refundable        163,065             153,598
  Decrease in other long-term assets          25,348              30,856
  Decrease in accounts payable              (498,218)            (16,725)
  Increase (decrease) in accrued expenses     37,854             (40,251)
  Increase in other current liabilities      277,250             274,949
                                           _________           _________
Net cash provided by
 operating activities                     $  913,002          $1,222,793
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (329,052)         (2,683,788)
  Net sales & maturities of  short-term
   investments                               253,220           2,707,645
                                           _________           _________
Net cash (used in) provided by
  investing activities                       (75,832)             23,857
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends                 (592,662)           (566,798)
  Purchase of Class A common stock              -                   (902)
  Purchase of Class B common stock              -             (1,041,376)
                                           _________           _________
Net cash used in financing activities       (592,662)         (1,609,076)
                                           _________           _________
Net Increase (Decrease) in Cash and
 Equivalents                                 244,508            (362,426)
Cash and Equivalents, Beginning of Qtr     1,338,420           1,523,242
                                           _________           _________
Cash and Equivalents, End of Quarter      $1,582,928          $1,160,816

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $   54,000          $  181,997

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                  For the Thirteen Weeks Ended
                      September 30, 2001

1. Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of July 1, 2001, has been derived from the Company's July 1, 2001 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included with the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended July 1, 2001.

2.  Marketable Equity Securities

    Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115.

    The telecommunications stocks included in the portfolio as of September 30, 2001 were:

          16,835 shares of AT&T Wireless
           3,946 shares of Alltel
          27,572 shares of Bell South
           8,028 shares of Lucent Technologies
           9,969 shares of Qwest Communications
          45,580 shares of SBC
          32,000 shares of SprintFON
          16,000 shares of SprintPCS
          18,784 shares of Verizon
          13,560 shares of Vodafone/Airtouch

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       September 30, 2001

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, cash and cash equivalents totaled $7,566,000 at the end of the first quarter of fiscal 2002 or $9,000 lower than at the beginning of the quarter.

During the quarter, the Company purchased bowling equipment to upgrade facilities and replaced some amusement games. The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company has maintained its fiscal year end 2001 position in marketable securities, primarily telecommunications stocks, as a further source of expansion capital.

These securities are carried at their fair value on the last day of the quarter. For the three-month period ended September 30, 2001, the market value increased by $317,000 to approximately $6.5 Million.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On September 25, 2001, the Board of Directors declared a cash dividend of $.115 per share on its Class A and B stock to holders of record on October 17, 2001, payable November 14, 2001.

In March 2001, the Board of Directors declared a 5% stock dividend which was paid on July 26, 2001. A 5% stock dividend was also paid July 26, 2000. Applicable share and per share data for prior periods have been restated for the effect of the stock dividends.

Results of Operations

During the quarter ended September 30, 2001, a location operating at break-even was closed at the end of its lease. Last year, subsequent to the end of the quarter, the Company closed another rented center operating at break-even. The change in the number of operating centers impacted income, expenses and all comparisons for the periods presented in this report.

Although net earnings for all months in the quarter were down from the previous year's period, the usually slow months of July and August produced profits for the third straight year. There was an $.08 per share profit for the thirteen-week period ending September 30, 2001, compared to $.11 for the period ended October 1, 2000, which was the highest first quarter earnings in the Company's history. Interest and didivend income, which includes any realized gain on marketable securities, declined from approximately $400,000 in the quarter ended October 1, 2000, to approximately $133,000 in the quarter ended
September 30, 2001. Last year's quarter included income of approximately $219,000 from the AT&T/Media One merger. The after tax effect of this income on earnings per share in last year's quarter was approximately $.025.


Operating revenues increased slightly in the current period versus an increase of 7% in the prior year period. Food, beverage and merch-andise sales were up 5% in the current period and 9% in the prior year period. Costs were up due to the higher sales.

Operating expenses excluding depreciation and amortization increased 3% in the current quarter versus a 6% increase in the comparable quarter last year. Advertising costs increased 24% over the prior year period partially as a result of an advertising campaign for the improved Silver Spring location. Equipment expense decreased 3% in the current year and 10% last year. Employee compensation and benefits expense was up 1% this year and 8% in the prior year quarter. Overtime pay in a tight labor market was a large factor in the prior year increase. In the current year that factor is partially offset by having fewer locations to staff.

Depreciation and amortization expense decreased 8% in the current year quarter and 12% in the comparable period last year. In addition to operating fewer centers, several large assets have reached full depreciation. Rent expense decreased 7% in the current period and 15% in the prior year period due to operating fewer leased locations. Insurance expense is up 10% in the current period versus an increase of 5% in the prior year period. Insurance premiums at renewal are expected to increase dramatically due in large part to the catastrophic events of September 11, 2001.

The number of weighted average shares outstanding declined from 5,350,798 in the quarter ended October 1, 2000, to 5,086,221 in the quarter ended September 30, 2001. This is primarily attributable to the repurchase of 244,036 shares of previously outstanding stock during the prior fiscal year.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                       September 30, 2001

                   PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits     None
         (b) Reports on Form 8-K     None

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


November 13, 2001                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


November 13, 2001                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller