Form 10-Q
period 2001-12-30
BOWL AMERICA INC
filed 2002-02-15
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 30, 2001        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 27, 2002

       Class A Common Stock,                           3,660,882
          $.10 par value

       Class B Common Stock                            1,487,236
          $.10 par value

ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 30, December 31,  December 30,  December 31,
                               2001        2000           2001          2000
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,547,213   $5,354,385    $10,024,029   $ 9,879,470
 Food, beverage and
  merchandise sales          2,319,919    2,220,976      4,277,144     4,090,058
                             _________    _________     __________    __________
                             7,867,132    7,575,361     14,301,173    13,969,528
Operating Expenses
 Compensation and benefits   3,213,191    3,118,142      6,346,564     6,217,595
 Cost of bowling and other   1,454,877    1,380,043      2,942,319     2,816,249
 Cost of food, beverage and
  merchandise sales            791,638      724,600      1,508,738     1,344,154
 Depreciation and
  amortization                 436,758      487,994        889,192       981,839
 General and administrative    276,581      233,675        448,611       444,318
                             _________    _________     __________    __________
                             6,173,045    5,944,454     12,135,424    11,804,155

Operating Income             1,694,087    1,630,907      2,165,749     2,165,373
 Interest and dividend
  income                       138,124      173,675        271,100       574,014
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,832,211    1,804,582      2,436,849     2,739,387
Provision for income taxes     657,763      647,805        874,828       983,400
                             _________    _________     __________    __________

Net Earnings                $1,174,448   $1,156,777    $ 1,562,021   $ 1,755,987

Earnings per share-basic &
  diluted                         $.23        $.22*           $.31         $.33*

Weighted average shares
 outstanding                 5,151,237   5,257,357*      5,118,729    5,304,078*
Dividends paid                $595,176     $550,995     $1,187,838    $1,117,793

 Per share, Class A              $.115       $.105*           $.23         $.21*
 Per share, Class B              $.115       $.105*           $.23         $.21*

*Restated for 5% stock dividend paid July 26, 2001.


                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,174,448   $1,156,777    $ 1,562,021   $1,755,987
Other comprehensive
 earnings-net of tax
 Unrealized (loss)gain on
 available for sale
 securities                   (407,419)    (589,590)      (207,706)  (1,531,470)
                             _________    _________      _________     _________
Comprehensive earnings      $  767,029   $  567,187    $ 1,354,315   $  224,517


The operating results for these thirteen (13) and twenty-six (26) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    December 30, 2001      July 1, 2001
                                    ________________      _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 3,137,322          $ 1,338,420
  Short-term investments                6,012,786            6,236,665
  Inventories                             677,459              720,505
  Prepaid expenses and other              569,798              867,938
  Income taxes refundable                 170,949              449,093
                                       __________           __________
Total Current Assets                   10,568,314            9,612,621
Property, Plant and Equipment
  less accumulated depreciation of
  $26,935,396 and $26,598,008          21,171,431           21,078,785
Other Assets
  Marketable equity securities          5,887,236            6,216,928
  Cash surrender value-life insurance     414,203              411,411
  Other long-term assets                  193,881              278,121
                                       __________           __________
TOTAL ASSETS                          $38,235,065          $37,597,866

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    December 30, 2001      July 1, 2001
                                    _________________     _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   660,691          $ 1,071,563
  Accrued expenses and payroll ded        796,022              934,274
  Other current liabilities             1,602,559              400,889
                                       __________           __________
Total Current Liabilities               3,059,272            2,406,726
Noncurrent Deferred Income Taxes        2,366,989            2,488,000

TOTAL LIABILITIES                       5,426,261            4,894,726
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,660,882 and 3,491,976 shares        366,087             349,197
    Class B issued and outstanding -
     1,487,236 and 1,416,427               148,723             141,643
  Additional paid-in capital             7,556,300           5,075,754
  Unrealized gain on securities
   available-for-sale,                   3,219,765           3,427,471
  Retained earnings                     21,517,929          23,709,075
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,808,804         $32,703,140

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $38,235,065         $37,597,866

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                         December 30,        December 31,
                                            2001                 2000
Cash Flows From Operating Activities:
 Net earnings                             $1,562,021          $1,755,987
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              889,192             981,839
Changes in assets and liabilities
  Decrease (increase) in inventories          43,046             (21,762)
  Decrease (increase) in prepaid & other     298,140            (158,756)
  Decrease in income taxes refundable        278,144                -
  Decrease in other long-term assets          81,448              41,922
  Decrease in accounts payable              (410,872)            (31,878)
  Decrease in accrued expenses              (138,252)            (66,860)
  Increase in income taxes payable              -                 93,946
  Increase in other current liabilities    1,202,645           1,169,638
                                           _________           _________
Net cash provided by operating activities $3,805,512          $3,764,076
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (981,838)         (2,920,074)
  Net sales and maturities of short-term
    investments                              223,879           1,190,195
                                           _________           _________
Net cash used in investing activities       (757,959)         (1,729,879)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,187,838)         (1,117,793)
  Purchase of Class A & B Common Stock       (60,813)         (1,067,452)
                                           _________           _________
Net cash used in financing activities     (1,248,651)         (2,185,245)
                                           _________           _________

Net Increase (Decrease) in Cash
 and Equivalents                           1,798,902            (151,048)
Cash and Equivalents, Beginning of Period  1,338,420           1,523,242
                                           _________           _________
Cash and Equivalents, End of Period       $3,137,322          $1,372,194

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  596,710          $  890,785

See notes to financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS

                  For the Twenty-six Weeks Ended
                        December 30, 2001

1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of July 1, 2001 has been derived from the Company's July 1, 2001 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

The telecommunications stocks included in the portfolio as of December 30, 2001 were:

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

                    BOWL AMERICA INCORPORATED
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 30, 2001

Liquidity and Capital Resources

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $9,150,000 at the end of the second quarter of fiscal 2002 or $1,584,000 higher than at the beginning of the quarter.

In the six-month period ended December 30, 2001, the Company expended approximately $1 million primarily for the purchase of bowling equipment to upgrade facilities and to replace some amusement games. The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company has also maintained its fiscal year end 2001 position in marketable securities, primarily telecommunications stocks as a further source of expansion capital.

These securities are carried at their fair value on the last day of the quarter. For the three-month period ended December 30, 2001, the market value decreased by $600,000 to approximately $5,900,000.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On December 4, 2001, the Board of Directors declared a cash dividend of $.115 per share on its Class A and Class B stock to holders of record on January 10, 2002, payable February 13, 2002.

The Company paid a 5% stock dividend on both July 26, 2001 and July 26, 2000. All applicable share and per share data in prior periods has been restated for the effect of the stock dividends.


Results of Operations

During the first quarter of fiscal 2002, a center operating at break-even was closed at the end of its lease. The Company also closed a leased center in the second quarter of fiscal 2001. The changes in the number of operating centers affected all income, expense and comparisons for the periods presented in this report.

There were net earnings of $.23 per share for the thirteen-week period ended December 30, 2001, versus net earnings of $.22 per share for the thirteen-week period ended December 31, 2000. For the current twenty-six week period earnings per share were $.31 compared to $.33 for the comparable period a year ago.

Operating income increased 2% for the current six-month period versus an increase of 5% in the comparable period a year ago. Increased open play linage and a higher average game rate contributed to the improvment in bowling revenue. Some ancillary revenues were also up over the prior year. Food, beverage and merchandise sales were up in the six-month period ended December 30, 2001. Cost of sales increased due to the higher sales.

Operating expenses excluding depreciation and amortization increased 4% in the current six-month period versus a 5% increase in the comparable period last year. Employee compensation and benefits were up 2% for the twenty-six week period versus an increase of 6% in last year's period when the tight labor market forced the use of overtime.

Maintenance and repair costs were up 10% in the six-month period ended December 30, 2001 versus 5% in the period a year ago. Advertising expense increased 22% in the current twenty-six week period partially in support of glow-in-the-dark bowling. Last year advertising costs were down 19%. Supplies and services expenses were down 8% in this year's six-month period versus a 1% increase in the prior year period. Utility costs were flat in both the current and prior periods.

Depreciation and amortization expense decreased 9% in the current year period and 13% in the comparable period last year. Several large capital assets have reached full depreciation. Rent expense was down 6% in the current year's six-month period due to the closing, mentioned above, of a leased location. In last year's six-month period rent expense dropped 14%, the combination of closing a leased location and purchasing a formerly leased center.

While lower interest rates in the current six-month period have caused a decline in interest and dividend income, the primary cause for the decrease is that last year's interest and dividend income figure included $219,000 received from the merger of AT&T and Media One.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                        December 30, 2001

                   PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting on December 4, 2001 the Class A shareholders approved the appointment of Director Warren T. Braham for a one year period to expire at the 2002 Annual Meeting. The votes were cast as follows:

                      For       3,348,976
                      Against           0
                      Withheld      6,553

At the annual meeting on December 4, 2001, the Class A shareholders approved the appointment of Director Allan L. Sher for a one year period to expire at the 2002 Annual Meeting. The votes were cast as follows:

                      For        3,349,044
                      Against            0
                      Withheld       6,485

At the annual meeting on December 4, 2001, the Class B shareholders approved the appointment of all Class B Directors as listed in the proxy statement for the December 4, 2001 meeting, for a one year period to expire at the 2002 Annual Meeting. The votes were cast as follows:

                      For       14,836,200
                      Against            0
                      Withheld           0

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits     None

(b) Reports on Form 8-K

    A Form 8-K was filed during the quarter relating to an employment contract between the Company and its President, Leslie H. Goldberg.



                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


February  13, 2002                 Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


February  13, 2002                 Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller