Form 10-Q
period 2002-03-31
BOWL AMERICA INC
filed 2002-05-14
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

  Quarter Ended March 31, 2002            Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                    April 28, 2002

       Class A Common Stock,                           3,657,376
          $.10 par value

       Class B Common Stock                            1,483,620
          $.10 par value

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS

                             PART I - FINANCIAL INFORMATION

                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             March 31,    April 1,      March 31,      April 1,
                               2002         2001          2002           2001
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $6,343,476   $6,465,529    $16,367,505   $16,344,999
 Food and merchandise sales  2,652,796    2,647,759      6,929,940     6,737,817
                             _________    _________     __________    __________
                             8,996,272    9,113,288     23,297,445    23,082,816
Operating Expenses
 Compensation and benefits   3,445,331    3,320,547      9,791,895     9,538,142
 Cost of bowling and other   1,530,203    1,477,447      4,472,522     4,293,696
 Cost of food and mdse sales   847,715      837,795      2,356,453     2,181,949
 Depreciation and
  amortization                 436,758      487,994      1,325,950     1,469,833
 General and administrative    201,206      464,525        649,817       908,843
                             _________    _________     __________    __________
                             6,461,213    6,588,308     18,596,637    18,392,463

Operating Income             2,535,059    2,524,980      4,700,808     4,690,353
 Interest and dividend
  income                       175,713      186,524        446,813       760,538
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            2,710,772    2,711,504      5,147,621     5,450,891
Provision for income taxes     973,172      973,500      1,848,000     1,956,900
                             _________    _________     __________    __________

Net Earnings                $1,737,600   $1,738,004    $ 3,299,621   $ 3,493,991

Earnings per share-
  basic and diluted               $.33        $.33*           $.64         $.66*
Weighted average shares
 outstanding                 5,146,828   5,178,010*      5,128,095    5,262,055*

Dividends paid                $592,044     $575,417     $1,779,882    $1,693,210
 Per share, Class A              $.115        $.11*          $.345         $.32*
 Per share, Class B              $.115        $.11*          $.345         $.32*

*Restated for 5% stock dividend paid July 26, 2001.




               CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Net earnings                $1,737,600   $1,738,004    $ 3,299,621   $ 3,493,991
Other comprehensive
 earnings net of tax
  Unrealized loss on
   available-for-sale
   securities                 (537,358)    (199,634)      (745,064)   (1,731,104)
                             _________    _________      _________     _________
Comprehensive earnings      $1,200,242   $1,538,370    $ 2,554,557   $ 1,762,887


The operating results for these thirteen (13) and thirty-nine (39) week periods are not necessarily indicative of results to be expected for the year.

See notes to financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     March 31, 2002        July 1, 2001
                                    _______________       _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 3,181,979          $ 1,338,420
  Short-term investments                8,736,616            6,236,665
  Inventories                             532,937              720,505
  Prepaid expenses and other            1,111,547              867,938
  Income taxes refundable                    -                 449,093
                                       __________           __________
Total Current Assets                   13,563,079            9,612,621
Property, Plant and Equipment
  less accumulated depreciation of
  $27,285,698 and $26,598,008          20,807,076           21,078,785
Other Assets
  Marketable equity securities          5,034,288            6,216,928
  Cash surrender value-life insurance     414,203              411,411
  Other long-term assets                  117,338              278,121
                                       __________           __________
TOTAL ASSETS                          $39,935,984          $37,597,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   678,206          $ 1,071,563
  Accrued expenses                      1,135,465              934,274
  Income taxes payable                    214,970                 -
  Other current liabilities             2,520,793              400,889
                                       __________           __________
Total Current Liabilities               4,549,434            2,406,726
Noncurrent Deferred Income Taxes        2,051,398            2,488,000
                                        _________            _________
TOTAL LIABILITIES                       6,600,832            4,894,726
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,657,376 and 3,491,976 shares        365,737             349,197
    Class B issued and outstanding -
     1,483,620 and 1,416,427 shares        148,361             141,643
  Additional paid-in capital             7,545,902           5,075,754
  Unrealized gain on available-for-
   sale securities, net of tax           2,682,407           3,427,471
  Retained earnings                     22,592,745          23,709,075
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $33,335,152         $32,703,140

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $39,935,984         $37,597,866

See notes to financial information.

                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED MARCH 31, 2002 AND APRIL 1, 2001

                                           March 31,            April 1,
                                              2002               2001
Cash Flows From Operating Activities:
 Net earnings                             $3,299,621          $ 3,493,991
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,325,950            1,469,833
Changes in assets and liabilities
  Decrease in inventories                    187,568               89,454
  Increase in prepaid expenses & other      (243,609)            (259,624)
  Decrease in other long-term assets         157,991               40,413
  (Decrease) increase in accounts payable   (393,357)             242,360
  Increase in accrued expenses               201,191              145,562
  Increase in income taxes payable           664,063              236,408
  Increase in other current liabilities    2,120,878            2,118,490
                                           _________            _________
Net cash provided by operating activities $7,320,296          $ 7,576,887
                                           _________            _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (1,054,241)          (3,182,895)
  Net sales and maturities (purchases)
   of short-term investments              (2,499,951)             352,548
                                           _________            _________
Net cash used in investing activities     (3,554,192)          (2,830,347)
                                           _________            _________

Cash flows from financing activities
  Payment of cash dividends               (1,779,882)          (1,693,210)
  Purchase of Common Stock                  (142,663)          (2,091,111)
                                           _________            _________
Net cash used in financing activities     (1,922,545)          (3,784,321)
                                           _________            _________
Net Increase in Cash and Cash
 Equivalents                               1,843,559              962,219
Cash and Equivalents, Beginning of Year    1,338,420            1,523,242
                                           _________            _________
Cash and Equivalents, End of Period       $3,181,979          $ 2,485,461

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,183,963          $ 1,721,823

See notes to financial information.

               BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

                     For the Thirty-nine Weeks Ended
                             March 31, 2002

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

The telecommunications stocks included in the portfolio as of March 31, 2002 were:

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

ITEM 2.             BOWL AMERICA INCORPORATED
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                          March 31, 2002

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,918,000 at the end of the third quarter of fiscal 2002 or $2,768,000 higher than at the beginning of the quarter. The increased funds resulted primarily from operations, which reflects the seasonal nature of the business.

During the nine-month period the Company expended approximatley $1,100,000 for the purchase of bowling equipment and amusement games as existing locations are upgraded. The Company is actively seeking property for the development of additional bowling centers. Cash and cash flow are sufficient to finance all currently planned purchases and construction. The Company's holdings of marketable equity securities consisting of telecommunications stocks is another potential source of expansion capital.

These securities are carried at their fair value on the last day of the quarter. For the three-month period ending March 31, 2002, the market value decreased by $900,000 to approximately $5,000,000.

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

The Company paid a 5% stock dividend on both July 26, 2001 and July 26, 2000. All applicable share and per share data in prior periods have been restated for the effect of the stock dividends.

On March 19, 2002 the Company declared a cash dividend of $.115 per share on its Class A and Class B Common Stock, payable on May 15, 2002 to share-holders of record as of April 24, 2002.

During the fourth quarter of fiscal 2002, the Company will close a center at the end of its lease as the Company was unable to negotiate a new lease.



Results of Operations

During the first quarter of fiscal 2002, a center operating at break-even was closed at the end of its lease. The Company also closed a leased location in the second quarter of fiscal 2001. The changes in the number of centers in operation affected all income, expense and comparisons for the periods presented in this report.

There were net earnings of $.33 per share for both the thirteen-week periods ended March 31, 2002 and April 1, 2001. For the current thirty-nine week period net earnings per share were $.64 compared to $.66 for the comparable period a year ago.

Operating revenues decreased 1% for the three-month period ended March 31, 2002 versus an increase of 5% in the comparable period a year ago. For the current nine-month period operating revenues were up 1% versus a 5% increase in the prior year nine-month period. Food, beverage and merchandise sales were flat in the quarter ended March 31, 2002, and up 3% in the nine-month period. Cost of sales was up 1% for the three-month period and 8% in the nine-month period ended March 31, 2002.

Operating expenses excluding depreciation and amortization decreased 1% in the current three-month period but were up 2% through the nine-month period. In the prior year the three-month period was up 10% and the nine-month period showed an increase of 7% in expenses. Employee compensation and benefits were up 4% in the current quarter and 3% in the nine-month period. Overtime pay and a still tight labor market during our busy season were the main causes for the increases.

Advertising costs during the quarter ended March 31, 2002, decreased 35% compared to the prior year quarter. Last year the Company acquired a second "Rolling Bowling" trailer. These tractor-trailers, containing a working bowling lane and pinsetter, are used at fairs, schools and other events to promote bowling. The higher expense in advertising last year was primarily due to the cost of preparing both trailers for the new season. Utility costs for the current quarter were down 3% versus an increase of 6% in last year's quarter. For the nine-month period ending March 31, 2002, utility costs were flat compared to an increase of 2% for the comparable prior year period. General and administrative expenses decreased significantly in the current three-month and nine-month periods from the prior year periods. Last year the Company was defending a lawsuit brought by a former employee, which commenced during the first quarter of fiscal year 2001 and was decided in the Company's favor in the fourth quarter of fiscal 2001.

Depreciation and amortization expense decreased 10% in the year-to-date period versus a decrease of 11% in the comparable prior year period. Several large capital assets have reached full depreciation. Rent expense for the nine-months ended March 31, 2002 was down 5% due to the closing of a leased center mentioned above. Rent expense in the prior year's comparable period decreased 25% after the closing of a leased location and the purchase of a formerly leased center. Insurance expense increased approximately 20% through the nine-month period ended March 31, 2002 primarily due to an increase in premiums as a result of the events of September 11.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable
                                  -7-

             BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q

                         March 31, 2002

                    PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits     None
         (b) Reports on Form 8-K    None




                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BOWL AMERICA INCORPORATED
                                   Registrant


May 14, 2002                       Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


May 14, 2002                       Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller