Form 10-K
period 2002-06-30
BOWL AMERICA INC
filed 2002-09-26
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2002        Commission file Number 1-7829

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, Section 229.405 of this Chapter, is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES [X] NO [ ]

     As of August 19, 2002, 3,666,376 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates was approximately $43 million; 1,483,620 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of August 19, 2002, the total aggregate market value for both classes of common stock would be approximately $60 million. (This includes the amount of shares held by all officers and directors as a group and by anyone known to own more than 5% of the stock.)

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after June 30 2002 are incorpor-ated into Part III of this Form 10-K. Portions of Bowl America's 2002 Annual Report are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2002 10-K FILING

                                    PART I
                                                                         Page
Cover Page
Documents Incorporated by Reference
Index

ITEM 1. Business
        (a)   General Development of Business                               1
        (b)   Financial Information about Industry Segments                 1
        (c)   Narrative Description of Business                             1
        (d)   Foreign Operations                                            1

ITEM 2. Properties                                                          2

ITEM 3. Legal Proceedings                                                   2

ITEM 4. Submission of Matters to a Vote of Security Holders                 2

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                                 2

ITEM 6. Selected Financial Data                                             2

ITEM 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               2

ITEM 7a.Quantitative and Qualitative Disclosure About Market Risk           2

ITEM 8. Financial Statements and Supplementary Data                         2

ITEM 9. Changes in and Disagreements with Accountants and
        Financial Disclosure                                                2

                                    PART III

ITEM 10.Directors and Executive Officers of the Registrant                  3

ITEM 11.Executive Compensation                                              3

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a) Security Ownership of Certain Beneficial Owners                 3
        (b) Security Ownership of Management                                3
        (c) Changes in Control                                              3
        (d) Securities Authorized for Issuance Under Equity
            Compensation Plans                                              3

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2002 10-K FILING

                                   PART III
                                   continued

                                                                         Page
ITEM 13.Certain Relationships and Related Transactions
        (a) Transactions with Management and Others                         3
        (b) Certain Business Relationships                                  3
        (c) Indebtedness of Management                                      3
        (d) Transactions with Promoters                                     3

                                   PART IV

ITEM 14.Exhibits, Financial Statements and Reports on Form 8-K
        (a)1. Financial Statements                                          3
        (a)2. Exhibits                                                      4
        (b)   Reports on Form 8-K                                           4

Signatures                                                                5-6

Certifications                                                              7

                                   PART I

ITEM 1.  BUSINESS

         (a)   General Development of Business

         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 19 bowling centers.

         During fiscal year 2002 the Company closed two leased centers at the expiration of their leases. Bowl America Reisterstown, in metropolitan Baltimore, Maryland, was operating at break-even when it closed in August 2001. Bowl America Duke, located in the metropolitan Washington D.C. area, closed in May 2002 after the Company was unable to negotiate a new lease.

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

         (c)   Narrative Description of Business

         As of September 1, 2002 the Registrant and its subsidiaries operated 11 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and three bowling centers in the greater metropolitan area of Richmond, Virginia. These 19 bowling centers contain a total of 746 lanes.

         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and playroom facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center retails bowling accessories.

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

         The number of persons employed by the Company and its subsidiaries is approximately 700.

         (d)   Foreign Operations

         The Company has no foreign operations.

ITEM 2.  PROPERTIES

         The Company's general offices are located at 6446 Edsall Road, Alexandria, Virginia 22312.

         Two of the Company's bowling centers are located in leased premises, and the remaining seventeen centers are owned by the Company. The Company's leases expire from 2009 through 2014. In addition to the above, there is one ground lease which expires in 2058. The specific locations of the bowling centers are discussed under Item 1 (c).

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2002.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information set forth in the section entitled "Market Information", "Holders", and "Dividends" on page 3 of the Company's June 30, 2002 Annual Report is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's June 30, 2002 Annual Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's June 30, 2002 Annual Report is incorporated by reference herein.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Independent Auditors' Report and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 12 of the Company's June 30, 2002 Annual Report, are incorporated by reference herein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)1.  Financial Statements

                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Independent auditors' report

               Consolidated balance sheets - June 30, 2002 and July 1, 2001

               Consolidated statements of earnings and comprehensive earnings
               - years ended June 30, 2002, July 1, 2001, and July 2, 2000

               Consolidated statements of stockholders' equity - years ended June 30, 2002, July 1, 2001, and July 2, 2000

               Consolidated statements of cash flows - years ended June 30, 2002, July 1, 2001, and July 2, 2000

               Notes to the consolidated financial statements - years ended June 30, 2002, July 1, 2001, and July 2, 2000

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

               21 Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.

               99.1  Written statement of Chief Executive Officer
               99.2  Written statement of Chief Financial Officer

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

BOWL AMERICA INCORPORATED


Leslie H. Goldberg
Leslie H. Goldberg
President and Principal Executive
& Operating Officer

Date:  September 26, 2002



Ruth Macklin
Ruth Macklin
Senior Vice President-Treasurer
Principal Financial Officer

Date:  September 26, 2002


Cheryl A. Dragoo
Cheryl A. Dragoo
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 26, 2002

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

Date:  September 26, 2002

Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 26, 2002                   Date:  September 26, 2002

Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 26, 2002                   Date:  September 26, 2002

Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 26, 2002                   Date:  September 26, 2002

Irvin Clark
Director

Date:  September 26, 2002

                              CERTIFICATIONS

I, Leslie H. Goldberg, certify that:

1.  I have reviewed this annual report on Form 10-K of Bowl America
    Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

    Leslie H. Goldberg
    President
    Chief Executive Officer

    Date:  September 26, 2002


    I, Ruth Macklin, certify that:

    1. I have reviewed this annual report on Form 10-K of Bowl America Incorporated;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstamces under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

        Ruth Macklin
        Vice President and Treasurer
        Chief Financial Officer

        Date:  September 26, 2002

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                               PRESIDENT'S LETTER

September 18, 2002

Dear Fellow Owners:

Breakfast becomes more difficult if you combine it with a look at the business pages of your local newspaper. My paper recently featured an article on the continuing increase in health insurance rates. All summer I read about the drought, never the best time for the bowling business. AOL and WorldCom laid off workers in the area surrounding Dulles airport, where much of our successful expansion in the 90's was centered. And it takes only a bankbook, not a newspaper, to keep you informed about what has happened to interest rates, which influence the return on the cash portion of our reserves. Add to these external factors our inability to renew the lease at one of our profitable centers and you can see that this is a year in which we will have our work cut out for us.

Many of the factors that enabled us to survive previous recessions are in place today. We have a strong financial position, we were frugal during the good times, we have good locations and we have what is collectively the best bowling center staff in the business. This is the third year of a declining stock market, and once again, there has been no legislation designed to help companies prosper. There is little difference from 1993, when I wrote in our annual report...

     "However, we now have a tax bill that favors real estate speculators over building owners, debt over reinvested equity, and traders of stock over long-term owners of businesses. The failure to tailor the new tax law to the limitless prosperity this country should have almost guarantees a return of the worst of the excesses-too much debt, allocation of capital to mergers and acquisitions rather than expansion, and uncontrolled speculation.

      The problem did not begin with this year's tax writers. It is difficult to envision an economy aimed at creating long-term growth that allows corporate governance to be controlled by a body named The Securities and Exchange Commission. Businesses should be structured to succeed, not to sell or exchange."

The 90's focus on trading pieces of paper (stock shares) instead of investing in companies has had its predictable result. Many investors are left with depressed portfolios at just the time they need their money. Sadly, most people did not get a fair share from the rising market. According to a prominent fund manager, individual mutual fund accounts grew at less than half the rate of the funds themselves because most of us buy high and sell low. Furthermore, most actual funds didn't perform as well as the market as a whole. Profits from trading have proven to not be a fair way to distribute the results of corporate success.

The financial community, which fueled the bubble, has succeeded in deflecting any real solutions to these problems. Rather, honest companies are faced with a variety of new regulations being imposed without any public discussion of their impact on the profitability and inventiveness of the companies or on the efficiency of the economy as a whole.

I have always held that our objective should be to help our shareholders prosper through their ownership of Bowl America. We expect this will be our thirty-first consecutive year of increased per share dividends. More and more respected voices are now supporting dividends as a method of rewarding ownership and promoting corporate honesty. Dividends have the benefit of being paid in cash, not accounting fantasy. The disadvantage is that they are subject to double taxation. But tax laws can and should be changed.

Your support, both in terms of your encouragement and your continuing to hold your shares, is our best indication that Bowl America has met your investment needs.

      Leslie H.Goldberg, President

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities in fiscal 2002 was $5,955,000 which was sufficient to meet day-to-day cash needs. Short-term investments consist-ing mainly of U.S. Treasury Notes and Bills, cash and cash equivalents totaled $9,818,000 at the end of fiscal 2002 compared to $7,575,000 at the end of fiscal 2001.

The Company expended approximately $1,300,000 for the purchase of bowling equipment and amusement games during fiscal 2002. Further equipment purchases are planned as the Company continues to improve its facilities. In addition the Company is seeking property for the development of new locations. Cash and cash flows are sufficient to finance all contemplated purchases and construction. The Company's position in telecommunication stocks is an additional source of expansion capital. These securities are carried at their fair value on the last day of the year. The value of these securities on June 30, 2002 was $4 million or approximately $2.2 million lower than at July 1, 2001.

Dividends per share increased for the thirtieth consecutive year. Cash dividends of $2.4 million and a 5% stock dividend were paid to shareholders during the fiscal year. All earnings per share figures in this report reflect the effect of the stock dividend. In June 2002, the Company declared a $.12 per share dividend, paid in August 2002, which was an increase over the previous quarterly dividend. While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

Two leased locations were closed during fiscal 2002. In the first quarter, a center operating at break-even was closed at the end of its lease. During the fourth quarter a profitable location ceased operations after the Company was unable to negotiate a new lease.

RESULTS OF OPERATIONS

In the peak bowling season of fiscal 2002 twenty centers were in operation. Twenty-one locations were in operation during the comparable season in fiscal 2001 and in fiscal 2000 there were 22 centers in operation. Fiscal years 2002 and 2001 each consisted of 52-weeks, while fiscal 2000 was a 53-week year.
The changes in the number of centers in operation and the extra week of business in fiscal 2000 affected all income, expense and comparisons for the periods presented in this report.

Operating revenues increased 1% in fiscal 2002 and 2% in the prior fiscal year. Bowling and other revenue increased slightly in both years. Although total linage decreased from the prior year, linage at comparable locations in operation for the peak seasons of both fiscal 2002 and 2001 increased slightly. Increases in the average game rate contributed to the rise in revenues in both years.

Food, beverage and merchandise sales climbed 4% in the current fiscal year and 5% in the prior year. Cost of sales were up 12% in the current year partially due to promotional pricing on some resale bowling equipment. In the prior fiscal year cost of sales rose 6%.

Total operating expense decreased slightly in the current year and increased 6% in the prior year. Costs for employee compensation and benefits increased 3% in both the current and prior fiscal years.

Maintenance costs decreased 10% in the current fiscal year after rising 27% in the prior year period when the Company resurfaced the majority of its wooden bowling lanes. Supplies expenses fell 5% in fiscal 2002 but were flat in the comparable prior year period. Advertising expense dropped 4% and 8% respectively in the two fiscal periods. Utility costs decreased 1% in the current year after a 3% increase in the previous year period partially as a result of the milder winter in fiscal 2002.

Rent expense decreased 1% in the current year and 19% in the prior year. The prior year decrease reflects both the closing of a leased location and the purchase of a formerly leased location. Insurance costs jumped 32% in the current fiscal year after an increase of 15% in the prior fiscal year. Higher premiums as a result of the events of September 11, 2001, were the primary cause for the current year increase although there was already an industry-wide upward trend in the prior year.

Depreciation expenses decreased 9% and 8% in fiscal 2002 and 2001 respectively. Large assets reaching full depreciation and fewer locations in operation were responsible for the decreases in both years.

The decrease in general and administrative expenses in the current year and the increase in that same category in the prior year primarily relate to legal expenses associated with the Company's defense of a lawsuit brought by a former employee. The suit commenced in the first quarter of fiscal year 2001 and was decided in the Company's favor in the fourth quarter of 2001.

Interest and dividend income declined from the prior year. In part the decrease is due to lower interest rates on investments. In the prior fiscal year this category included the receipt in cash of $219,000 as a result of the AT&T/MediaOne merger.

The Company's effective income tax rates were 36.1% in 2002, 34.7% in 2001 and 35.9% in 2000, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments and the state tax exemption for interest on U.S. Government obligations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies have the potential to have an impact on the Company's financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring at a specific point in time, events that are continuous in nature. Due to the nature of its business, the Company has no accounting policies which it considers critical to the understanding of the Company's financial reporting.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

                                      For the Years Ended
                        June 30,    July 1,     July 2,    June 27,     June 28,
                         2002        2001        2000        1999        1998
                     __________________________________________________________
Operating Revenues   $29,809,586 $29,400,903 $28,902,200 $27,547,490 $27,086,822
Operating Expenses    24,416,010  24,508,226  23,151,241  22,995,118  22,984,246
Interest and dividend
 Income                  598,982   1,035,712     823,470     684,781     675,302
                      __________  __________  __________  __________  __________
Earnings before pro-
 vision for income
 taxes                 5,992,558   5,928,389   6,574,429   5,237,153   4,777,878
Provision for income
 taxes                 2,174,000   2,060,000   2,361,000   1,902,000   1,716,000
                      __________  __________  __________  __________  __________
Net Earnings         $ 3,818,558 $ 3,868,389 $ 4,213,429 $ 3,335,153 $ 3,061,878

Weighted Average
 Shares Outstanding
 Basic & Diluted       5,132,083   5,222,876   5,587,892   6,026,032   6,240,000

Earnings Per Share
 Basic & Diluted            $.74        $.74        $.75        $.55        $.49

Net Cash Provided by
 Operating Activities $5,954,909  $4,795,680  $6,636,768  $5,334,800  $5,261,518
Cash Dividends Paid   $2,371,121  $2,256,182  $2,197,659  $2,249,628  $2,264,293
Cash Dividends Paid
 Per Share-Class A          $.46        $.45        $.43       $.41         $.40
          -Class B          $ 46        $.45        $.43       $.41         $.40
Total Assets         $36,562,578 $37,509,243 $40,622,676 $41,659,313 $40,346,827
Stockholders' Equity $32,682,139 $32,614,517 $34,779,772 $35,388,822 $35,202,950
Net Book Value Per
 Share                  $6.35       $6.64       $7.11       $6.73        $6.22
Net Earnings as a %
 of Beginning Stock-
 holders' Equity        11.7%       11.1%       11.9%        9.5%         9.2%
Lanes in Operation        746         820         854         854          886
Centers in Operation       19          21          22          22           23

All share and per share amounts (excluding Net Book Value Per Share) have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.

Market Information
The principal market on which the Company's Class A Common Stock is traded is the American Stock Exchange. The Company's Class B Common Stock is not listed on any exchange and is not traded. This stock can be converted to Class A Common Stock at any time. The table below presents the price range of the Company's Class A stock in each quarter of fiscal 2002 and 2001.

       2002        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _________________________________________________________
       High         11.25      11.30        12.00       12.25
       Low          10.01      10.45        10.75       11.25

       2001        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _______________________________________________________
       High         8.40        8.90        10.00       10.40
       Low          7.55        7.95         8.15        9.60

Holders
The approximate number of holders of record of the Company's Class A Common Stock as of June 30, 2002 is 445 and of the Company's Class B Common Stock is 31.

Cash Dividends
The table below presents the cash dividends per share of Class A and Class B stock paid, and the quarter in which the payment was made during fiscal 2002 and 2001.

                        Class A Common Stock
              Quarter            2002              2001
              ___________________________________________
              First            11.5 cents       11   cents
              Second           11.5 cents       11   cents
              Third            11.5 cents       11.5 cents
              Fourth           11.5 cents       11.5 cents

                        Class B Common Stock
              Quarter            2002              2001
              ___________________________________________
              First            11.5 cents       11   cents
              Second           11.5 cents       11   cents
              Third            11.5 cents       11.5 cents
              Fourth           11.5 cents       11.5 cents

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                            June 30, 2002         July 1, 2001
                                             ____________         ____________

ASSETS
Current Assets
  Cash and cash equivalents (Note 2)          $ 1,633,817          $ 1,338,420
  Short-term investments (Note 3)               8,183,932            6,236,665
  Inventories                                     541,027              720,505
  Prepaid expenses and other                      479,289              867,938
  Income taxes refundable                         699,768              449,093
                                               __________           __________
  Total Current Assets                         11,537,833            9,612,621
Property, Plant and Equipment, Net (Note 4)    20,505,586           21,078,785

Other Assets
  Marketable equity securities (Note 3)         3,990,248            6,216,928
  Cash surrender value-officers'life insurance    431,249              411,411
  Other                                            97,662              189,498
                                               __________           __________
TOTAL ASSETS                                  $36,562,578          $37,509,243


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                            $   701,671          $ 1,071,563
  Accrued expenses                                749,245              781,778
  Other current liabilities                       369,027              400,889
                                               __________           __________
Total Current Liabilities                       1,819,943            2,254,230
Long-Term Deferred Compensation                   132,496              152,496
Noncurrent Deferred Income Taxes (Note 8)       1,928,000            2,488,000
                                               __________           __________
TOTAL LIABILITIES                               3,880,439            4,894,726


Commitments and Contingencies (Note 5)

Stockholders' Equity (Note 6)
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A outstanding
     3,666,376 and 3,491,976 shares               366,638              349,197
    Class B outstanding
     1,483,620 and 1,416,427 shares               148,362              141,643
  Additional paid-in capital                    7,603,646            4,987,131
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
     securities, net of tax                     2,043,062            3,427,471
  Retained earnings                            22,520,431           23,709,075
                                               __________           __________

TOTAL STOCKHOLDERS' EQUITY                    $32,682,139          $32,614,517

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $36,562,578          $37,509,243

See notes to consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS & COMPREHENSIVE EARNINGS

                                                   For the Years Ended
                                 June 30, 2002     July 1, 2001    July 2, 2000
                                 ______________________________________________
Operating Revenues
 Bowling and other                $20,834,716      $20,807,378      $20,715,004
 Food, beverage and
   merchandise sales                8,974,870        8,593,525        8,187,196
                                   __________       __________       __________
                                   29,809,586       29,400,903       28,902,200

Operating Expenses
 Compensation and benefits         12,962,448       12,601,235       12,229,408
 Cost of bowling and other          5,801,582        5,676,633        5,479,160
 Cost of food, beverage and
   merchandise sales                2,989,809        2,679,472        2,523,687
 Depreciation and amortization      1,763,931        1,940,368        2,099,928
 General and administrative           898,240        1,610,518          819,058
                                   __________       __________       __________
                                   24,416,010       24,508,226       23,151,241

Operating Income                    5,393,576        4,892,677        5,750,959
 Interest and dividend income         598,982        1,035,712          823,470
                                   __________       __________       __________
Earnings before provision
 for income taxes                   5,992,558        5,928,389        6,574,429
Provision for income taxes(Note 8)
 Current                            1,923,000        2,218,000        2,552,000
 Deferred                             251,000         (158,000)        (191,000)
                                    _________       __________       __________
                                    2,174,000        2,060,000        2,361,000

Net Earnings                      $ 3,818,558      $ 3,868,389      $ 4,213,429

Other Comprehensive (Loss)Earnings
 Net of Tax-unrealized (loss)
 on available-for-sale securities  (1,384,409)      (1,818,950)         (39,509)
                                    _________        _________        _________
Comprehensive Earnings              2,434,149        2,049,439        4,173,920

Earnings Per Share-Basic &
 Diluted                               $.74             $.74             $.75

All share and per share amounts have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.


                                     BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  COMMON STOCK                               Accumulated
                                      _______________________________________   Additional      Other
                                      Class A    Class A   Class B    Class B    Paid-In     Comprehensive   Retained
                                      Shares     Amount    Shares     Amount     Capital      Earnings(1)    Earnings

Balance June 27, 1999                3,746,171  $374,617  1,508,716  $150,871   $4,176,820    $5,285,930    $25,400,584
 Purchase of stock                    (362,101)  (36,210)   (19,890)   (1,988)    (477,324)         -          (2,243,039)
 Shares issued for ESOP plan            22,000     2,200       -         -         171,050           -              -
 Cash dividends paid(43 cents/sh)         -         -          -         -            -                            (2,197,659)
 Change in unrealized gain on
  available-for-sale securities           -         -          -         -            -               (39,509)         -
 Net earnings for the year                -         -          -         -            -               -             4,213,429
_________________________________________________________________________________________________________________________
Balance July 2, 2000                 3,406,070  $340,607  1,488,826  $148,883   $3,870,546    $5,246,421    $25,173,315
 Stock issued in 5% dividend           170,112    17,011     74,431     7,443    1,901,322          -         (1,925,776)
 Purchase of stock                    (100,206)  (10,021)  (143,830)  (14,383)
 (916,037)         -         (1,150,671)
 Conversion-Class B to Class A           3,000       300     (3,000)     (300)
     -             -              -
 Shares issued for ESOP plan            13,000     1,300       -         -
  131,300          -              -
 Cash dividends paid(45 cents/sh)         -         -          -         -
     -             -         (2,256,182)
 Change in unrealized gain on
  available-for-sale securities           -         -          -         -
     -        (1,818,950)         -
 Net earnings for the year                -         -          -         -
     -             -          3,868,389
_______________________________________________________________________________________________________________________
Balance July 1, 2001                 3,491,976  $349,197  1,416,427  $141,643   $4,987,131    $3,427,471    $23,709,075
 Stock issued in 5% dividend           174,365    17,437     70,809     7,081    2,488,516          -        (2,513,034)
 Purchase of stock                         (59)       (6)      -         -
      (86)         -              (544)
 Conversion-Class B to Class A           3,616       362     (3,616)     (362)
     -             -              -
 Shares issued for ESOP plan             9,000       900       -         -
  101,700          -              -
 Settlement of employee stock loans     (4,010)     (401)      -         -
   38,813          -           (38,415)
 Repayment of employee loans            (8,512)     (851)      -         -
  (12,428)         -           (84,088)
 Cash dividends paid(46 cents/sh)         -         -          -         -
     -             -        (2,371,121)
 Change in unrealized gain on
  available-for-sale securities           -         -          -         -
     -       (1,384,409)          -
 Net earnings for the year                -         -          -         -
     -             -         3,818,558
________________________________________________________________________________________________________________________
Balance, June 30, 2002               3,666,376  $366,638  1,483,620  $148,362
$7,603,646    $2,043,062   $22,520,431

     (1)Unrealized gains and losses are shown net of tax
     See notes to consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              June 30     July 1,      July 2,
                                                2002        2001         2000
Cash Flows From Operating Activities
 Net earnings                                $3,818,558  $3,868,389  $4,213,429
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization              1,763,931   1,940,368   2,099,928
   Increase(decrease) in deferred income tax    251,000    (158,000)   (191,000)
   Loss (gain) on disposition of assets-net      63,789     (35,647)    (30,775)
   Stock issuance-ESOP Plan                     102,600     132,600     173,250
   Gain on sale-available-for-sale securities      -       (290,951)       -
 Changes in assets and liabilities:
  Decrease (increase) in inventories            179,478     (62,877)    (38,753)
  Decrease (increase) in prepaid expenses
    and other                                   388,649    (427,620)     41,961
  (Increase) decrease in income taxes
    refundable                                 (250,675)   (578,483)    218,584
  Decrease in other long-term assets             91,836      13,689     202,121
  (Decrease) increase in accounts payable      (369,862)    383,350     (49,827)
  (Decrease) increase in accrued expenses       (32,533)     40,781     (83,907)
  (Decrease) increase in other current
    liabilities                                 (31,862)    (29,919)     81,757
  Decrease in long-term deferred compensation   (20,000)       -           -
                                              _________   _________   _________
Net cash provided by operating activities    $5,954,909  $4,795,680  $6,636,768
                                              _________   _________   _________
Cash Flows from Investing Activities
  Expenditures for property,plant,equipment  (1,254,521) (3,615,517)   (528,166)
  Net (purchases) sales and maturities  of
   short-term investments                    (2,013,396)  2,786,311  (1,183,106)
  Increase in cash surrender value              (19,838)    (23,227)     (3,259)
  Proceeds from sale of marketable securities      -        219,225        -
                                              _________   _________   _________
Net cash used in investing activities        (3,287,755)   (633,208) (1,714,531)
                                              _________   _________   _________
Cash Flows from Financing Activities
  Payment of cash dividends                  (2,371,121) (2,256,182) (2,197,659)
  Purchase of Class A Common Stock                 (636)   (923,400) (2,474,664)
  Purchase of Class B Common Stock                 -     (1,167,712)   (283,897)
                                              _________   _________   _________
Net cash used in financing activities        (2,371,757) (4,347,294) (4,956,220)
                                              _________   _________   _________
Net Increase (Decrease) in Cash and
  Cash Equivalents                              295,397    (184,822)    (33,983)
Cash and Cash Equivalents, Beginning of Year  1,338,420   1,523,242   1,557,225
                                              _________   _________   _________
Cash and Cash Equivalents, End of Year       $1,633,817  $1,338,420  $1,523,242

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
   Income taxes                              $2,633,781  $2,852,134  $2,524,045
  Non-cash Investing and Financing Activities
   Settlement of employee stock loans by
     acquisition of common stock             $   44,667        -           -
   Repayment of employee loans by
     acquisition of common stock             $   88,877        -           -

See notes to consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
    Bowl America Incorporated is engaged in the operation of 19 bowling centers, with food and beverage service in each center. Eleven centers are located in metropolitan Washington D.C., one center in metropolitan Baltimore, Maryland, one center in metropolitan Orlando, Florida, three centers in metropolitan Richmond, Virginia, and three centers in metropolitan Jacksonville, Florida. These 19 centers contain a total of 746 lanes.

Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary corporations. All significant inter-company items have been eliminated in the consolidated financial statements.

Fiscal Year
    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2002 ended June 30, 2002, fiscal year 2001 ended July 1, 2001, and fiscal year 2000 ended July 2, 2000. Fiscal years 2002 and 2001 each consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks.

Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the deferred compensation liability for executives and key employees including survivor benefits, cash surrender value of officers' life insurance, the Federal and State income taxes (current and deferred), and market assumptions used in estimating the fair value of certain assets such as marketable securities.

Revenue Recognition
     The Company records revenue for fees charged for use of bowling lanes and other facilities at the time the services are provided. Food, beverage and merchandise sales are recorded as revenue at the time the product is given to the customer.

Depreciation and Amortization
    Depreciation and amortization for financial statement purposes are calcu-lated by use of the straight-line method. Amortization of leasehold improve-ments is calculated over the estimated useful life of the asset or term of the lease, whichever is shorter. The categories of property, plant, and equipment and the ranges of estimated useful lives on which depreciation and amortization rates are based are as follows:

              Bowling lanes and equipment             3-10 years
              Building and building improvements     10-30 years
              Leasehold improvements                    10 years
              Amusement games                          3-5 years

    Maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements and betterments are capitalized. The accounts are adjusted for the sale or other disposition of property, and the resulting gain or loss is credited or charged to income.

Impairment of Long-Lived Assets
    The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash-flows to the carrying amount of the assets. An impairment loss, equal to the difference between the assets' fair value and carrying value, is recognized when the estimated future cash flows are less that the carrying amount.

Inventories
    Inventories are stated at the lower of cost (first-in, first-out method) or market.

Income Taxes
    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred income tax liabilities and assets are based on the differences between the financial statement and tax bases of assets and liabilities, using tax rates currently in effect. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

Fair Value of Financial Instruments
    The fair value of short-term investments and the noncurrent marketable security portfolio is disclosed in Note 3.

Investment Securities
    The Company accounts for its investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All of the Company's readily marketable debt and equity securities are classified as available-for-sale. Accordingly these securities are recorded at fair value with any unrealized gains and losses excluded from earnings and reported, net of deferred taxes, within a separate component of stockholders' equity until realized. Realized gains or losses on the sale of debt and equity securities are reported in earnings and determined using the adjusted cost of the specific security sold.

Earnings Per Share
    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,132,083, 5,222,876 and 5,587,892, respectively, and have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.

Comprehensive Earnings
    In accordance with SFAS No. 130 "Reporting Comprehensive Income", a consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the three years in the period ended June 30, 2002.

Cash and Cash Equivalents
    For purposes of the Consolidated Statements of Cash Flows, the Company considers money market funds, certificates of deposits, repurchase agreements and treasury securities with original maturities of three months or less to be cash equivalents.

New Accounting Pronouncements
    In June 2002, SFAS No. 146, "Accounting for Costs of Exit or Disposal Activities" was issued. SFAS No. 146 supercedes Emerging Issues Task Force Issue ("EITF") No. 94-3 "Liability Recognition for Certain Employee Termina-tion Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 15, 2002. The Company does not believe SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

    In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued and is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company will adopt the provisions of SFAS No. 144 effective July 1, 2002. The Company believes that the adoption of SFAS No. 144 will not have a material effect on the Company's consolidated financial statements.

    In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting obliga-tions associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 effective July 1, 2002. The Company believes SFAS No. 143 will not have a material effect on the Company's consolidated financial statements.

Reclassifications
     Certain previous year amounts have been reclassified to conform with the current year presentation.

2.  CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consisted of the following:

                                              June 30,         July 1,
                                                2002            2001
     Demand deposits and cash on hand       $  688,048      $  473,010
     Money market funds                        286,769         484,410
     Repurchase agreements                     659,000         381,000
                                             _________       _________
                                            $1,633,817      $1,338,420

3.  INVESTMENTS
    Short-term investments consist of certificates of deposits, U.S. Treasury securities and a mutual fund which invests in mortgage backed securities
(maturities of generally three months to one year).   At June 30, 2002, the
fair value of short-term investments was $8,183,932 with an unrealized gain of $108,946. At July 1, 2001, the fair value of short-term investments was $6,236,665 with an unrealized gain of $78,543. Non-current investments are marketable equity securities which consist primarily of twelve telecommuni-cations stocks. The Company has classified all readily marketable debt and equity securities as available-for-sale. These available-for-sale securities are carried at fair value in accordance with the provisions of SFAS No. 115.


     The following table summarizes the cost and approximate fair values of equity securities available-for-sale as of June 30, 2002, and July 1, 2001 as follows:

                                   Original      Unrealized        Fair
                                     Cost           Gain          Value
June 30, 2002
Securities available-for-sale      $857,782      $3,132,466      $3,990,248

July 1, 2001
Securities available-for-sale      $857,782      $5,359,146      $6,216,928


     This portfolio includes the following telecommunications stocks:

     16,835 shares of AT&T Wireless
      2,209 shares of Agere
      3,946 shares of Alltel
        669 shares of Avaya
     27,572 shares of Bell South
      8,028 shares of Lucent Technologies
      9,969 shares of Qwest
     45,580 shares of SBC Communications
     32,000 shares of Sprint Fon
     16,000 shares of Sprint PCS
     18,784 shares of Verizon
     13,560 shares of Vodafone

    There were no sales of available-for-sale securities in the years ended June 30, 2002 and July 2, 2000. In the year ended July 1, 2001, proceeds from the sale of available-for-sale securities were $2,072,112 with a corresponding gross realized gain of $290,951 recorded as interest and dividend income.

4.  PROPERTY, PLANT, AND EQUIPMENT
    Property, plant, and equipment, as cost, consist of the following:

                                               June 30,        July 1,
                                                2002            2001
Bowling lanes and equipment                 $17,864,384     $17,951,732
Amusement games                                 948,045         934,716
Buildings and building improvements          19,667,611      19,216,027
Leasehold improvements                          317,398         522,101
Land                                          8,572,206       8,548,228
Bowling lanes and equipment not yet in use      132,033         503,989
                                             __________      __________
                                             47,501,677      47,676,793
Less accumulated depreciation and
  amortization                               26,996,091      26,598,008
                                             __________      __________
                                            $20,505,586     $21,078,785

Depreciation and amortization expense for Property, Plant and Equipment for fiscal years 2002, 2001, and 2000 was $1,763,931, $1,940,368, and
$2,099,928 respectively.

5.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
    The Company and its subsidiaries are obligated under long-term real estate lease agreements for three bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

     At June 30, 2002, the minimum fixed rental commitments related to all noncancelable leases, were as follows:

           Year Ending
           2003                                       $294,604
           2004                                        294,604
           2005                                        294,604
           2006                                        294,604
           2007                                        294,604
           Thereafter                                1,846,592
                                                     _________
           Total minimum lease payments             $3,319,612

    Net rent expense was as follows:
                                            For the Years Ended
                                           2002      2001      2000
Minimum rent under operating leases    $333,060  $366,097  $421,515
Excess percentage rents                  92,497    89,807   125,612
                                        _______   _______   _______
                                       $425,557  $455,904  $547,127

6.  STOCKHOLDERS' EQUITY
    The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

    At June 30, 2002 and July 1, 2001, the Company had $43,956 and $88,623, respectively, in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 6% to 6 1/2% and are payable over a term of 3 years from the date of the agreements which range from 2000 to 2001. These employee loans have been recorded as a reduction of additional paid-in capital.

    The Company distributed a 5% stock dividend on July 26, 2001, where
Class A and B stockholders received one share of common stock for each twenty shares of Class A and Class B common stock held as of the date of record.

7.  PROFIT-SHARING AND ESOP PLAN
    The Company has a profit-sharing plan which, generally, covers all individ-uals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended June 30, 2002, July 1, 2001, and July 2, 2000, contributions in the amount of $165,000, $160,000, and $170,000, respectively, were charged to operations.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. Prior to fiscal year 1995, the contributions were allocated to participants based on compensation and years of service. Contributions since fiscal year 1995 are allocated based on compensation only in order to comply with Internal Revenue Service code requirements. The Company's contributions to the Plan for fiscal years 2002, 2001, and 2000 were $162,600, $165,100, and $178,080, respectively.

8.  INCOME TAXES
    The significant components of the Company's deferred tax assets and liabil-ities were as follows:
                                                June 30,          July 1,
                                                 2002             2001
         Deferred tax assets:
            Other                                64,000           70,000
                                              _________        _________
         Total deferred tax assets               64,000           70,000

         Deferred tax liabilities:
            Property, plant and equipment       596,000          422,000
            Unrealized gain on available-
              for-sale securities             1,199,000        2,010,000
            Prepaid expenses                    140,000           69,000
            Other                                57,000           57,000
                                              _________        _________
         Total deferred tax liabilities       1,992,000        2,558,000
                                              _________        _________
         Net deferred income taxes           $1,928,000       $2,488,000

    Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

                                 For the Years Ended
                                       2002     %          2001     %          2000    %
Taxes computed at statutory rate  $2,045,000  34.0%   $2,016,000  34.0%   $2,235,000  34.0%
State income taxes, net of Federal
 income tax benefit                  175,000   2.9        85,000   1.4
   162,000  2.47
Dividends received exclusion         (22,000) (.36)      (37,000) (.62)
   (33,000) (.51)
All other-net                        (24,000) (.41)       (4,000) (.07)
    (3,000) (.05)
                                   _________  ____     _________  ____
 _________  ____
                                  $2,174,000  36.1%   $2,060,000  34.7%   $2,361,000  35.9%

9.  RELATED PARTIES
    At June 30, 2002 and July 1, 2001, the Company had recorded $102,200 and $102,600, respectively, in deferred compensation payable to one officer and one major shareholder. The amounts are payable over the next ten years. Deferred compensation payable to non-related parties was a total of $57,100 at June 30, 2002 and $56,700 at July 1, 2001. The current portion of these amounts, $26,800 at June 30, 2002 and $6,800 at July 1, 2001 is included in accrued expenses.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following summary represents the results of operations for each of the quarters in fiscal years 2002 and 2001 (dollars in thousands, except for earnings per share):

                                              Earnings
                         Operating Operating   Before              Earnings
                         Revenues   Income    Income      Net        Per
                                               Taxes    Earnings    Share
2002
June 30, 2002             $6,512     $  693    $  845    $  519      $.10
March 31, 2002             8,997      2,535     2,711     1,738       .33
December 30, 2001          7,867      1,694     1,832     1,174       .23
September 30, 2001         6,434        472       605       388       .08

2001
July 1, 2001              $6,319     $  203    $  476    $  374      $.07
April 1, 2001              9,113      2,525     2,712     1,738       .34
December 31, 2000          7,575      1,631     1,805     1,157       .22
October 1, 2000            6,394        534       935       599       .11

Per share amounts have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

    We have audited the accompanying consolidated balance sheets of Bowl America Incorporated and subsidiaries as of June 30, 2002 and July 1, 2001, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bowl America Incorporated and subsidiaries as of June 30, 2002 and July 1, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



Deloitte and Touche LLP
McLean, Virginia
September 5, 2002

EX-21
Exhibit 21 to Form 10-K

                                           State of Incorporation
     Bowl America of Florida Inc.                Florida
     Bowl America Shirley Inc.                   Virginia
     Falls Church Bowl Inc.                      Virginia
     Reisterstown Bowl Inc.                      Maryland
     Manassas Bowl Inc.                          Virginia
     Bowl America Duke Inc.                      Virginia

     The foregoing subsidiaries are wholly owned.

EX-99.1
Exhibit 99.1 to Form 10-K

              Written Statement of the Chief Executive Officer
                      Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned President of Bowl America Incorporated (the "Company"), hereby certify, based on my knowledge, that the Annual Report on Form 10-K of the Company for the year ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
September 26, 2002


EX-99.2
Exhibit 99.2 to Form 10-K

              Written Statement of the Chief Financial Officer
                      Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Senior Vice President and Treasurer of Bowl America Incorporated (the "Company"), hereby certify, based on my knowledge, that the Annual Report on Form 10-K of the Company for the year ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Ruth Macklin
September 26, 2002