Form 10-Q
period 2002-09-29
BOWL AMERICA INC
filed 2002-11-13
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

 Quarter Ended September 29, 2002        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                 October 27, 2002

       Class A Common Stock,                           3,666,351
          $.10 par value

       Class B Common Stock                            1,483,620
          $.10 par value

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)


                                                Thirteen Weeks Ended
                                            September 29,  September 30,
                                                 2002          2001
                                             _________________________
Operating Revenues
 Bowling and other                          $4,278,984   $4,476,816
 Food, beverage and merchandise sales        1,847,018    1,957,225
                                             _________    _________
                                             6,126,002    6,434,041
Operating Expenses
 Compensation and benefits                   3,148,325    3,133,373
 Cost of bowling and other                   1,495,479    1,487,442
 Cost of food,beverage and mdse sales          613,350      717,100
 Depreciation and amortization                 441,152      452,434
 General and administrative                    171,588      172,030
                                             _________    _________
                                             5,869,894    5,962,379

Operating Income                               256,108      471,662

 Interest and dividend income                  115,436      132,976
                                             _________    _________
Earnings before provision
 for income taxes                              371,544      604,638
Provision for Income Taxes                     134,127      217,065
                                             _________    _________

Net Earnings                                $  237,417   $  387,573

Earnings per share-basic & diluted               $ .05        $ .08

Weighted average shares outstanding          5,149,996    5,086,221

Dividends paid                                $618,000     $592,662

 Per share, Class A                               $.12        $.115
 Per share, Class B                               $.12        $.115

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Net Earnings                                  $237,417    $ 387,573
Other comprehensive earnings net of tax
 Unrealized (loss) gain on
  available-for-sale securities               (731,250)     199,713
                                               _______      _______
Comprehensive (loss) earnings                $(493,833)   $ 587,286

The operating results for the thirteen (13) week period ending September 29, 2002, are not necessarily indicative of results to be expected for the year.

See notes to consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 September 29, 2002        June 30, 2002
                                 __________________        _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,568,043          $ 1,633,817
  Short-term investments                7,159,884            8,183,932
  Inventories                             768,115              541,027
  Prepaid expenses and other              531,364              479,289
  Income taxes refundable                 566,641              699,768
                                       __________           __________
Total Current Assets                   11,594,047           11,537,833
Property, Plant and Equipment
  less accumulated depreciation of
  $27,437,243 and $26,996,091          20,282,864           20,505,586
Other Assets
  Marketable equity securities          2,797,952            3,990,248
  Cash surrender value-life insurance     434,040              431,249
  Other                                    62,768               97,662
                                       __________           __________
TOTAL ASSETS                          $35,171,671          $36,562,578

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                    $   564,720          $   701,671
  Accrued expenses                        696,323              749,245
  Other current liabilities               708,599              369,027
                                       __________           __________
Total Current Liabilities               1,969,642            1,819,943
Long-Term Deferred Compensation           132,496              132,496
Noncurrent Deferred Income Taxes        1,499,194            1,928,000
                                       __________            _________
TOTAL LIABILITIES                       3,601,332            3,880,439
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,666,376 and 3,666,376 shares       366,638              366,638
    Class B issued and outstanding -
     1,483,620 and 1,483,620              148,362              148,362
  Additional paid-in capital            7,603,679            7,603,646
  Accumulated other comprehensive
    earnings - Unrealized gain on
     available-for-sale securities,
      net of tax                        1,311,812            2,043,062
  Retained earnings                    22,139,848           22,520,431
                                       __________           __________
TOTAL STOCKHOLDERS' EQUITY            $31,570,339          $32,682,139

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $35,171,671          $36,562,578

See notes to consolidated financial statements.


                        BOWL AMERICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

                                        September 29,       September 30,
                                            2002                 2001
Cash Flows From Operating Activities:
 Net earnings                             $  237,417          $  387,573
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation and amortization              441,152             452,434
Changes in assets and liabilities
  Increase in inventories                   (227,088)            (66,891)
  (Increase)decrease in prepaid and other    (51,935)            134,587
  Decrease in income taxes refundable        133,127             163,065
  Decrease in other long-term assets          32,103              25,348
  Decrease in accounts payable              (136,951)           (498,218)
  (Decrease) increase in accrued expenses    (52,922)             37,854
  Increase in other current liabilities      339,572             277,250
                                           _________           _________
Net cash provided by
 operating activities                     $  714,475          $  913,002
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (218,430)           (329,052)
  Net sales & maturities of  short-term
   investments                             1,056,181             253,220
                                           _________           _________
Net cash provided by (used in)
 investing activities                        837,751             (75,832)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends                 (618,000)           (592,662)
                                           _________           _________
Net cash used in financing activities       (618,000)           (592,662)
                                           _________           _________
Net Increase in Cash and Equivalents         934,226             244,508
Cash and Equivalents, Beginning of Qtr     1,633,817           1,338,420
                                           _________           _________
Cash and Equivalents, End of Quarter      $2,568,043          $1,582,928

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $    1,000          $   54,000

See notes to consolidated financial statements.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Thirteen Weeks Ended
                      September 29, 2002

1. Basis for Presentation

     The accompanying unaudited consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 30, 2002, has been derived from the Company's June 30, 2002 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included with the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2002.

2.  Marketable Equity Securities

    Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115.

    The telecommunications stocks included in the portfolio as of September 29, 2002 were:

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

3.  Commitments and Contingencies

    In August 2002, the Company signed an agreement with Brunswick Corpora-tion for approximately $597,000 for the purchase of bowling equipment for three locations. The Company is scheduled to receive delivery of all assets during the second quarter of fiscal 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       September 29, 2002

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, cash and cash equivalents totaled $9,728,000 at the end of the first quarter of fiscal 2003 or $90,000 lower than at the beginning of the quarter.

In the three-month period ended September 29, 2002, the Company made purchases of equipment to modernize facilities and amusement games. Additional orders for bowling equipment totaling approximately $597,000 have been placed. The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently contemplated purchases and construction. The Company has also maintained its fiscal year end 2002 position in marketable equity securities, primarily telecommunications stocks, as a further source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended September 29, 2002, the market value decreased by $1,192,000 to approximately $2,800,000.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On September 26, 2002, the Board of Directors declared a cash dividend of $.12 per share on its Class A and B stock to holders of record on October 16, 2002, payable November 14, 2002.

Results of Operations

Two leased locations were closed in fiscal 2002 at the end of their leases. During the quarter ended September 30, 2001, a center operating at break-even was closed, and in May 2002, after the Company was unable to negotiate a new lease, a profitable location ceased operation. In fiscal 2001 a location was closed at the end of the first quarter. These changes in the number of operating centers affected all income, expenses and comparisons for the periods presented in this report.

Net earnings were $.05 per share for the thirteen-week period ended September 29, 2002 versus $.08 per share for the thirteen-week period ended September 30, 2001.

Operating revenues decreased by 5% for the current three-month period versus a slight increase in the comparable period a year ago. Food, beverage and merchandise sales were down 6% in the current three-month period and up 5% in the prior year period. Costs were down due to the lower sales.

At comparable locations, operating revenues were up approximately 2% for the three-month period ended September 29, 2002 primarily as a result of a 3% increase in food and beverage sales at those same centers.

Operating expenses excluding depreciation and amortization decreased 1% in the current three-month period versus a 3% increase in the comparable period last year. In the current year quarter, advertising expenses decreased 14% from the prior year quarter. Last year,advertising costs increased 24% as a result of an advertising campaign supporting a remodeled location. Employee compensation and benefits were up slightly in the current year and up 1% in the prior year quarter.

Supplies and services expenses increased 8% in this year's three-month period in part due to installing new masking unit graphics at several locations. Utility costs were down 11% in the current quarter and up 2% in the prior year period.

Depreciation and amortization expense decreased 2% in the current year period and 8% in the comparable period last year. In addition to operating fewer centers, several large assets have reached full depreciation. Rent expense was down 12% in the current year's three-month period and 7% in the prior year period due to the closings, mentioned above, of leased locations.

Insurance expense was up 47% in the current year quarter versus an increase of 10% in last year's comparable quarter. Insurance premiums at renewal increased dramatically due in large part to the catastrophic events of September 11, 2001.

Critical Accounting Policies

Critical accounting policies have the potential to have an impact on the Company's financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring at a specific point in time, events that are continuous in nature. Due to the nature of its business, the Company has no accounting policies that it considers to be critical to the understanding of the Company's financial reporting.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable

ITEM 4.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of a date within 90 days prior to the filing of this report. There were no significant changes in internal controls or in other factors that significantly affect internal controls subsequent to the date of their most recent evaluation.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                        S.E.C. FORM 10-Q

                       September 29, 2002

                   PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             99.1 Written statement of Chief Executive Officer
             99.2 Written statement of Chief Financial Officer

         (b) Reports on Form 8-K     None

            BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant


November 13, 2002                  Leslie H. Goldberg
Date                               Leslie H. Goldberg
                                   President


November 13, 2002                  Cheryl A. Dragoo
Date                               Cheryl A. Dragoo
                                   Controller

                          CERTIFICATIONS

I, Leslie H. Goldberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bowl America Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operaton of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluaton, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                    Leslie H. Goldberg
                                            Chief Executive Officer

                          CERTIFICATIONS

I, Cheryl A. Dragoo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bowl America Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operaton of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluaton, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                    Cheryl A. Dragoo
                                            Chief Financial Officer

EXHIBIT 99.1

             Written Statement of the Chief Excutive Officer
                       Pursuant to 18 U.S.C. 1350

     Soley for the purposes of complying with 18 U.S.C. 1350, I, the undersigned President of Bowl America Incorporated (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 29, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
November 13, 2002


EXHIBIT 99.2

             Written Statement of the Chief Financial Officer
                       Pursuant to 18 U.S.C. 1350

     Soley for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Assistant Treasurer and Controller of Bowl America Incorporated (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 29, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Cheryl A. Dragoo
November 13, 2002