Form 10-Q
period 2002-12-29
BOWL AMERICA INC
filed 2003-02-11
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 29, 2002        Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 26, 2003

       Class A Common Stock,                           3,666,022
          $.10 par value

       Class B Common Stock                            1,483,620
          $.10 par value

ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 29, December 30,  December 29,  December 30,
                               2002         2001          2002          2001
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,262,668   $5,547,213    $ 9,541,652   $10,024,029
 Food, beverage and
  merchandise sales          2,264,213    2,319,919      4,111,231     4,277,144
                             _________    _________     __________    __________
                             7,526,881    7,867,132     13,652,883    14,301,173
Operating Expenses
 Compensation and benefits   3,227,739    3,213,191      6,376,064     6,346,564
 Cost of bowling and other   1,453,939    1,454,877      2,949,418     2,942,319
 Cost of food, beverage and
  merchandise sales            761,304      791,638      1,374,654     1,508,738
 Depreciation and
  amortization                 403,570      436,758        844,722       889,192
 General and administrative    201,241      276,581        372,829       448,611
                             _________    _________     __________    __________
                             6,047,793    6,173,045     11,917,687    12,135,424

Operating Income             1,479,088    1,694,087      1,735,196     2,165,749
 Interest and dividend
  income                       122,842      138,124        238,278       271,100
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,601,930    1,832,211      1,973,474     2,436,849
Provision for income taxes     578,273      657,763        712,400       874,828
                             _________    _________     __________    __________

Net Earnings                $1,023,657   $1,174,448    $ 1,261,074   $ 1,562,021

Earnings per share-basic &
  diluted                         $.20         $.23           $.25          $.31

Weighted average shares
 outstanding                 5,149,834    5,151,237      5,149,915     5,118,729
Dividends paid                $617,999     $595,176     $1,235,999    $1,187,838

 Per share, Class A               $.12        $.115           $.24          $.23
 Per share, Class B               $.12        $.115           $.24          $.23

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,023,657   $1,174,448    $ 1,261,074    $1,562,021
Other comprehensive
 earnings-net of tax
 Unrealized gain (loss) on
 available for sale
 securities                    662,608     (407,419)       (68,642)     (207,706)
                             _________    _________      _________     _________
Comprehensive earnings      $1,686,265   $  767,029    $ 1,192,432    $1,354,315


The operating results for the thirteen (13) and twenty-six (26) week periods ended December 29, 2002 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    December 29, 2002     June 30, 2002
                                    ________________      _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,156,588          $ 1,633,817
  Short-term investments                9,145,935            8,183,932
  Inventories                             662,607              541,027
  Prepaid expenses and other              299,879              479,289
  Income taxes refundable                 177,143              699,768
                                       __________           __________
Total Current Assets                   12,442,152           11,537,833
Property, Plant and Equipment
  less accumulated depreciation of
  $27,594,411 and $26,996,091          20,647,202           20,505,586
Other Assets
  Marketable equity securities          3,881,343            3,990,248
  Cash surrender value-life insurance     434,040              431,249
  Other long-term assets                   67,267               97,662
                                       __________           __________
TOTAL ASSETS                          $37,472,004          $36,562,578

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    December 29, 2002     June 30, 2002
                                    _________________     _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   546,802          $   701,671
  Accrued expenses and payroll ded        656,271              749,245
  Other current liabilities             1,612,183              369,027
                                       __________           __________
Total Current Liabilities               2,815,256            1,819,943
Long-term Deferred Compensation           132,496              132,496
Noncurrent Deferred Income Taxes        1,887,844            1,928,000
                                       ----------           ----------
TOTAL LIABILITIES                       4,835,596            3,880,439
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,666,022 and 3,666,376 shares        366,602             366,638
    Class B issued and outstanding -
     1,483,620 and 1,483,620               148,362             148,362
  Additional paid-in capital             7,605,160           7,603,646
  Unrealized gain on securities
   available-for-sale,                   1,974,420           2,043,062
  Retained earnings                     22,541,864          22,520,431
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $32,636,408         $32,682,139

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $37,472,004         $36,562,578

See notes to condensed consolidated financial information.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                         December 29,        December 30,
                                            2002                 2001
Cash Flows From Operating Activities:
 Net earnings                             $1,261,074          $1,562,021
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              844,722             889,192
Changes in assets and liabilities
  (Increase) decrease in inventories        (121,580)             43,046
  Decrease in prepaid expenses & other       178,759             298,140
  Decrease in income taxes refundable        522,625             278,144
  Decrease in other long-term assets          30,395              81,448
  Decrease in accounts payable              (154,869)           (410,872)
  Decrease in accrued expenses               (92,974)           (138,252)
  Increase in other current liabilities    1,243,156           1,202,645
                                           _________           _________
Net cash provided by operating activities $3,711,308          $3,805,512
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (986,338)           (981,838)
  Net (purchases) sales and maturities
   of short-term investments                (962,003)            223,879
                                           _________           _________
Net cash used in investing activities     (1,948,341)           (757,959)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,235,999)         (1,187,838)
  Purchase of Class A Common Stock            (4,197)            (60,813)
                                           _________           _________
Net cash used in financing activities     (1,240,196)         (1,248,651)
                                           _________           _________

Net Increase in Cash and Equivalents         522,771           1,798,902
Cash and Equivalents, Beginning of Period  1,633,817           1,338,420
                                           _________           _________
Cash and Equivalents, End of Period       $2,156,588          $3,137,322

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  189,775          $  596,710

See notes to condensed consolidated financial information.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                  For the Twenty-six Weeks Ended
                        December 29, 2002

1. Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of June 30, 2002 has been derived from the Company's June 30, 2002 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 2002.

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115.

The telecommunications stocks included in the portfolio as of December 29, 2002 were:

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

3. Commitments and Contingencies

In November 2002, the Company signed an agreement with Brunswick Corporation for approximately $189,000 for the purchase of bowling equipment for one center. The Company is expected to receive and install the equipment in the third quarter of this fiscal year.

In August 2002, the Company signed an agreement with Brunswick Corporation for the purchase of $597,000 in equipment. These assets were received and installed in the quarter ended December 29, 2002.

                    BOWL AMERICA INCORPORATED
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 29, 2002

Liquidity and Capital Resources

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,300,000 at the end of the second quarter of fiscal 2003 or $1,572,000 higher than at the beginning of the quarter and $1,485,000 higher than at the beginning of the fiscal year. The increased funds result from operations and reflect the seasonal nature of the business.

In the six-month period ended December 29, 2002, the Company expended approximately $1,000,000 for the purchase of bowling and restaurant equipment and some amusement games as existing locations were upgraded. An additional order for equipment for approximately $189,000 was placed. The installation of the equipment will be completed in the third quarter of thes fiscal year. The Company is actively seeking property for the development of additional bowling centers. Cash and cash flow are sufficient to finance all contemplated purchases and construction. The Company's holdings of marketable equity securities, primarily consisting of telecommunications stocks, are another potential source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended December 29, 2002, the market value increased by $1,081,000 to approximately $3,881,000.

Current liabilities include approximately $1,400,000 in league deposits of prize fund monies that are returned to the leagues at the end of the bowling season, generally during the fourth quarter.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On December 3, 2002, the Board of Directors declared a cash dividend of $.12 per share on its Class A and Class B Common Stock, payable February 12, 2003, to holders of record as of January 10, 2003.

Results of Operations

In fiscal year 2002, two centers were closed at the expiration of their leases. One center, operating at break-even, was closed at the end of the first quarter of fiscal 2002, and a profitable center was closed in May 2002 after the Company was unable to negotiate a new lease. The Company also closed a leased location in the second quarter of fiscal 2001. The changes in the number of centers in operation affected all income, expense and comparisons for the periods presented in this report.

Net earnings were $.20 per share for the thirteen-week period ended
December 29, 2002, versus net earnings of $.23 per share for the thirteen-week period ended December 30, 2001. For the current twenty-six week period net earnings per share were $.25 compared to $.31 for the comparable period a year ago.

Operating revenues decreased 4% for the three-month period ended December 29, 2002 versus an increase of 4% in the comparable period a year ago. For the current six-month period operating revenues were down 5% versus a 2% increase in the prior year six-month period. While games bowled at comparable locations in the current fiscal year have actually increased, promotional pricing during normally slow times resulted in a lower average game rate. Food, beverage and merchandise sales were down 2% in the current year quarter and down 4% in the six-month period. Cost of sales declined due to the lower sales.

Operating expenses excluding depreciation and amortization decreased 2% in the current three and six month periods versus increases of 5% and 4% for the prior year three and six month periods. Employee compensation and benefits were up slightly in the current quarter and six-month period but were up 3% and 2% respectively last year.

Maintenance and repair costs were down 9% in the six-month period ended December 29, 2002 versus an increase of 10% in the comparable period last year. While this year's costs include snow removal, last year it was building repairs that were primarily responsible for the increase.
Advertising costs during the current twenty-six week period decreased 6% compared to a 22% increase in the prior year comparable period when advertising in support of glow-in-the-dark bowling was run. Utility costs for the current quarter were down 4% and down 8% for the six-month period but were flat in both last year's quarter and six-month periods. Bowling supplies and services costs were up 2% for the six-month period compared to an 8% decrease in the prior year period.

Depreciation and amortization expense decreased 5% in the year-to-date period and 9% in the comparable prior year period. Fewer centers are in operation and several large capital assets have reached full depreciation. Rent expense was down 16% in the current year six-month period and 6% in the prior year comparable period due to the closing of leased centers mentioned above. Insurance expense increased approximately 42% through the six-month period ended December 29, 2002 and 10% in the six-month period a year ago. The bulk of the extraordinary premium increase following 9/11/01 has now been accounted for and renewal premiums are expected to increase less than 20%.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies have the potential to have an impact on the Company's financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring at a specific point in time, events that are continuous in nature. Due to the nature of its business, the Company has no accounting policies that it considers critical to the understanding of the Company's financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q
                        December 29, 2002

                   PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting on December 3, 2002 the Class A shareholders approved the appointment of Director Warren T. Braham for a one year period to expire at the 2003 Annual Meeting. The votes were cast as follows:

                 For    3,296,113     Withheld   15,907

At the annual meeting on December 3, 2002, the Class A shareholders approved the appointment of Director Allan L. Sher for a one year period to expire at the 2003 Annual Meeting. The votes were cast as follows:

                 For    3,296,245     Withheld   15,775

At the annual meeting on December 3, 2002, the Class B shareholders approved the appointment of all Class B Directors as listed in the proxy statement for the December 3, 2002 meeting, for a one year period to expire at the 2003 Annual Meeting. The votes were cast as follows:

                 For   14,698,840     Withheld    0

At the annual meeting on December 3, 2002, the Class A and Class B shareholders voted against a Shareholder Proposal presented as listed in the proxy statement for the December 3, 2002 meeting. The votes were cast as follows:

          For  199,507     Against  17,255,308     Abstaining  10,325

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
    10(A) Employment Contract
    10(B) Employment Contract
    99.1  Written statement of Chief Executive Officer
    99.2  Written statement of Chief Financial Officer

(b) Reports on Form 8-K   None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant

February  12, 2003                 Leslie H. Goldberg
Date                               President

February  12, 2003                 Cheryl A. Dragoo
Date                               Controller

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsid-iaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectivness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifyig officer and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 12, 2003                     Leslie H. Goldberg
                                             Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsid-iaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectivness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifyig officer and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 12, 2003                     Cheryl A. Dragoo
                                             Chief Financial Officer

                      EXHIBIT 10(A) EMPLOYMENT CONTRACT

          THIS AGREEMENT is dated as of the 31st day of December, 2002, by and between BOWL AMERICA INCORPORATED, hereinafter called "Corporation", and Irvin Clark, hereinafter called "Clark",

          WITNESSETH:

          WHEREAS the parties desire to enter into an Employment Contract to go into effect on January 1, 2003;

          NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter contained, the parties hereby agree as follows:

          1. Corporation hereby employs Clark, and Clark hereby agrees to work for Corporation for the year commencing January 1, 2003, and expiring on December 31, 2003.
          2. Clark shall serve as General Manager of the Corporation, performing the functions and duties normally performed by a General Manager.
          3. Clark shall devote his full time and attention to the affairs of the Corporation.
          4. Clark shall be entitled by way of remuneration for his services the sum of $150,000 per year to be paid in bi-weekly installments.
          5. This Agreement is purely personal with Irvin Clark and in the event of his death or total disability during the contract period, this agreement shall terminate and the obligations of the Corporation to make any payments shall cease.

                                              BOWL AMERICA INCORPORATED
                                              By: Leslie H. Goldberg, President

ATTEST: Michael T. Dick
Assistant Secretary                           Irvin Clark

                      EXHIBIT 10(B) EMPLOYMENT CONTRACT

          THIS AGREEMENT is dated as of the 31st day of December, 2002, by and between BOWL AMERICA INCORPORATED, hereinafter called "Corporation", and Cheryl
A. Dragoo, hereinafter called "Dragoo",

          WITNESSETH:

          WHEREAS the parties desire to enter into an Employment Contract to go into effect on January 1, 2003;

          NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter contained, the parties hereby agree as follows:

          1. Corporation hereby employs Dragoo, and Dragoo hereby agrees to work for Corporation for a term of two years commencing January 1, 2003, and expiring on December 31, 2004;
          2. Dragoo shall serve as Comptroller, Chief Financial Officer and Assistant Treasurer of the Corporation, performing the functions and duties normally performed by a Comptroller, Chief Financial Officer and Assistant Treasurer.
          3. Dragoo shall devote her full time and attention to the affairs of the Corporation.
          4. Dragoo shall be entitled by way of remuneration for her services the sum of $110,000 per year during 2003 and $120,000 per year during 2004, to be paid in bi-weekly installments.
          5. This Agreement is purely personal with Cheryl A. Dragoo and in the event of her death or total disability during the contract period, this agreement shall terminate and the obligations of the Corporation to make any payments shall cease.
                                             BOWL AMERICA INCORPORATED
                                             By: Leslie H. Goldberg, President

ATTEST: Michael T. Dick
Assistant Secretary
                                             Cheryl A. Dragoo

EXHIBIT 99.1

                Written Statement of the Chief Executive Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned President of Bowl America Incorporated (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended December 29, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
February 12, 2003


EXHIBIT 99.2

                Written Statement of the Chief Financial Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Assistant Treasurer and Controller of Bowl America Incorporated (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended December 29, 2002, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Cheryl A. Dragoo
February 12, 2003