Form 10-Q
period 2003-03-30
BOWL AMERICA INC
filed 2003-05-13
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended March 30, 2003           Commission file Number 0-1830

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

                          YES [X]        NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                   April 27, 2003

       Class A Common Stock,                           3,665,906
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act).
                        YES [ ]   NO [X]

ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                              March 30,    March 31,     March 30,     March 31,
                                2003         2002          2003         2002
                            _______________________   _________________________
Operating Revenues
 Bowling and other          $6,204,957   $6,343,476    $15,746,609  $16,367,505
 Food, beverage and
  merchandise sales          2,639,884    2,652,796      6,751,115    6,929,940
                             _________    _________     __________   __________
                             8,844,841    8,996,272     22,497,724   23,297,445
Operating Expenses
 Compensation and benefits   3,437,520    3,445,331      9,813,584    9,791,895
 Cost of bowling and other   1,535,587    1,530,203      4,485,005    4,472,522
 Cost of food, beverage and
  merchandise sales            812,340      847,715      2,186,994    2,356,453
 Depreciation and
  amortization                 403,570      436,758      1,248,292    1,325,950
 General and administrative    219,657      201,206        592,486      649,817
                             _________    _________     __________   __________
                             6,408,674    6,461,213     18,326,361   18,596,637

Operating Income             2,436,167    2,535,059      4,171,363    4,700,808
 Interest and dividend
  income                       130,696      175,713        368,974      446,813
                             _________    _________     __________   __________
Earnings before provision
 for income taxes            2,566,863    2,710,772      4,540,337    5,147,621
Provision for income taxes     926,600      973,172      1,639,000    1,848,000
                             _________    _________     __________   __________

Net Earnings                $1,640,263   $1,737,600    $ 2,901,337  $ 3,299,621

Earnings per share-basic &
  diluted                         $.31         $.33           $.56         $.64

Weighted average shares
 outstanding                 5,149,238    5,146,828      5,149,689    5,128,095

Dividends paid                $617,957     $592,044     $1,853,956   $1,779,882

 Per share, Class A               $.12        $.115           $.36        $.345
 Per share, Class B               $.12        $.115           $.36        $.345

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,640,263   $1,737,600    $ 2,901,337   $3,299,621
Other comprehensive
 earnings-net of tax
 Unrealized gain (loss) on
 available for sale
 securities                   (370,400)    (537,358)      (439,042)    (745,064)
                             _________    _________      _________    _________
Comprehensive earnings      $1,269,863   $1,200,242    $ 2,462,295   $2,554,557


The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 30, 2003 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                     March 30, 2003     June 30, 2002
                                    ________________      _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,615,139          $ 1,633,817
  Short-term investments               10,666,444            8,183,932
  Inventories                             483,117              541,027
  Prepaid expenses and other              837,189              479,289
  Income taxes refundable                    -                 699,768
                                       __________           __________
Total Current Assets                   14,601,889           11,537,833
Property, Plant and Equipment
  less accumulated depreciation of
  $27,824,334 and $26,996,091          20,616,265           20,505,586
Other Assets
  Marketable equity securities          3,293,693            3,990,248
  Cash surrender value-life insurance     434,040              431,249
  Other long-term assets                   67,267               97,662
                                       __________           __________
TOTAL ASSETS                          $39,013,154          $36,562,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   686,235          $   701,671
  Accrued expenses and payroll ded        780,920              749,245
  Income taxes payable                    158,438                 -
  Other current liabilities             2,472,624              369,027
                                       __________           __________
Total Current Liabilities               4,098,217            1,819,943
Long-term Deferred Compensation           132,496              132,496
Noncurrent Deferred Income Taxes        1,670,594            1,928,000
                                       __________           __________
TOTAL LIABILITIES                       5,901,307            3,880,439
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,665,906 and 3,666,376 shares        366,591             366,638
    Class B issued and outstanding -
     1,468,462 and 1,483,620               146,846             148,362
  Additional paid-in capital             7,431,429           7,603,646
  Unrealized gain on securities
   available-for-sale,                   1,604,020           2,043,062
  Retained earnings                     23,562,961          22,520,431
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $33,111,847         $32,682,139

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $39,013,154         $36,562,578

See notes to condensed consolidated financial information.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE THIRTY-NINE WEEKS ENDED MARCH 30, 2003 AND MARCH 31, 2002

                                           March 30,          March 31,
                                             2003               2002
Cash Flows From Operating Activities:
 Net earnings                             $2,901,337          $3,299,621
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,248,292           1,325,950
 Changes in assets and liabilities
  Decrease in inventories                     57,910             187,568
  Increase in prepaid expenses & other      (358,550)           (243,609)
  Decrease in income taxes refundable        699,768                -
  Decrease in other long-term assets          30,395             157,991
  Decrease in accounts payable               (15,436)           (393,357)
  Increase in accrued expenses                31,675             201,191
  Increase in income taxes payable           158,438             664,063
  Increase in other current liabilities    2,103,597           2,120,878
                                           _________           _________
Net cash provided by operating activities $6,857,426          $7,320,296
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (1,358,971)         (1,054,241)
  Net purchases of short-term investments (2,482,512)         (2,499,951)
                                           _________           _________
Net cash used in investing activities     (3,841,483)         (3,554,192)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,853,956)         (1,779,882)
  Purchase of Class A Common Stock          (180,665)           (142,663)
                                           _________           _________
Net cash used in financing activities     (2,034,621)         (1,922,545)
                                           _________           _________

Net Increase in Cash and Equivalents         981,322           1,843,559
Cash and Equivalents, Beginning of Period  1,633,817           1,338,420
                                           _________           _________
Cash and Equivalents, End of Period       $2,615,139          $3,181,979

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  780,794          $1,183,963

See notes to condensed consolidated financial information.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                     For the Thirty-nine Weeks Ended
                             March 30, 2003

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

The telecommunications stocks included in the portfolio as of March 30, 2003 were:

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

3. Commitments and Contingencies

In November 2002, the Company signed an agreement with Brunswick Corporation for approximately $189,000 for the purchase of bowling equipment for one center. These assets were received and installed in the quarter ended March 30, 2003.

The Company entered into an agreement to sell the building and ground lease housing the Silver Spring location for $2,300,000. Closing on the sale is expected in the current fiscal year, however, it can occur on any date prior to August 30, 2003, that is selected by the Company. The gain on the sale will approach $2,000,000.

                    BOWL AMERICA INCORPORATED
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                            March 30, 2003

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $13,282,000 at the end of the third quarter of fiscal 2003, or $1,982,000 higher than at the beginning of the quarter. The increased funds resulted primarily from operations and reflect the seasonal nature of the business.

During the nine-month period ended March 30, 2003, the Company expended approximately $1,359,000 for the purchase of bowling and restaurant equipment and some amusement games as existing locations were upgraded. The Company is actively seeking property for the development of additional bowling centers. Cash and cash flow are sufficient to finance all contemplated purchases and construction. The Company's holdings of marketable equity securities, primarily consisting of telecommunications stocks, are another potential source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended March 30, 2003, the market value decreased by $587,000 to approximately $3,294,000.

Current liabilities include approximately $2,133,000 in league deposits of prize fund monies that are returned to the leagues at the end of the bowling season, generally during the fourth quarter.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On March 18, 2003, the Board of Directors declared a cash dividend of $.12 per share on its Class A and Class B Common Stock, payable May 14, 2003, to holders of record as of April 23, 2003.

The Company has entered into an agreement to sell the building and ground lease for its only money-losing bowling center, for $2.3 million. The center closed to the public in May 2003, and while settlement is expected in this fiscal year, it can be extended by the Company to any date prior to August 30, 2003. The gain resulting from this sale will approach $2,000,000.

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

Net earnings were $.31 per share for the thirteen-week period ended
March 30, 2003, versus net earnings of $.33 per share for the thirteen-weeks ended March 31, 2002. For the current thirty-nine week period net earnings per share were $.56 compared to $.64 for the comparable period a year ago.

Operating revenues decreased 2% for the three-month period ended March 30, 2003, during which snow storms resulted in closings at all of the Company's northern centers, versus a 1% decrease in the comparable period a year ago. For the current nine-month period operating revenues were down 3% versus a 1% increase in the prior year nine-month period. During the current quarter promotional pricing succeeded in increasing games bowled by 2%, and in comparable centers, by 6%, at the cost of a reduced average game rate. Food, beverage and merchandise sales were flat in the current year quarter and down 3% in the nine-month period. Cost of sales was down 4% in the current quarter and 7% in the year-to-date period.

Operating expenses excluding depreciation and amortization were down slightly in the current three-month period and decreased 1% in the nine-month period ended March 2003. The prior year three-month comparable period showed a decrease of 1%, but the nine-month period expenses were up 2%. Employee compensation and benefits were flat in both the current quarter and nine-month period but were up 4% and 3%, respectively, last year.

Maintenance and repair costs were up 5% in the three-month period ended March 30, 2003 due mainly to the cost of snow removal in our principal operating area. Advertising costs during the current nine-month period were up 6%. Utility costs were flat in the current quarter down 6% for the nine-month period. Last year costs were down 3% in the quarter and flat in the nine-month period. Bowling supplies and services costs were down
4% for the nine-month period.

Depreciation and amortization expense decreased 6% in the current nine-month period and 10% in the prior year comparable period. Fewer centers are in operation and several large capital assets have reached full depreciation. Rent expense was down 16% in the current and prior year nine-month periods due to the closing of leased centers mentioned above. The Company's business insurance renews in February. The substantial premium increase following 9/11/01 was reflected in the periods February through December 2002. For the current nine-month insurance expense increase 30% and approximately 11% in three-month period ended March 30, 2003.

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

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q
                         March 30, 2003

                   PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
(a) Exhibits
    99.1  Written statement of Chief Executive Officer
    99.2  Written statement of Chief Financial Officer

(b) Reports on Form 8-K   None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant

May 14, 2002                       Leslie H. Goldberg
Date                               President

May 14, 2003                       Cheryl A. Dragoo
Date                               Controller

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

Date:  May 14, 2003                          Leslie H. Goldberg
                                             Chief Executive Officer

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

Date:  May 14, 2003                          Cheryl A. Dragoo
                                             Chief Financial Officer

Exhibit 99.1

                Written Statement of the Chief Executive Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned President of Bowl America Incorporated (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
May 14, 2003


EXHIBIT 99.2

                Written Statement of the Chief Financial Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Assistant Treasurer and Controller of Bowl America Incorporated (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 2003, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Cheryl A. Dragoo
May 14, 2003