Form 10-K
period 2003-06-29
BOWL AMERICA INC
filed 2003-09-26
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 29, 2003        Commission file Number 1-7829

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, Section 229.405 of this Chapter, is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as Defined in Exchange Act Rule 12 b-2). YES [ ] NO [X]

     As of August 18, 2003, 3,670,112 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates was approximately $47 million; 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of August 18, 2003, the total aggregate market value for both classes of common stock would be approximately $66 million. (This includes the amount of shares held by all officers and directors as a group and by anyone known to own more than 5% of the stock.)

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after June 29, 2003 are incorporated into Part III of this Form 10-K. Portions of Bowl America's 2003 Annual Report to shareholders are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2003 10-K FILING

                                    PART I
                                                                         Page
Cover Page
Documents Incorporated by Reference
Index

ITEM 1. Business
        (a)   General Development of Business                               1
        (b)   Financial Information about Industry Segments                 1
        (c)   Narrative Description of Business                             1
        (d)   Foreign Operations                                            1

ITEM 2. Properties                                                          2

ITEM 3. Legal Proceedings                                                   2

ITEM 4. Submission of Matters to a Vote of Security Holders                 2

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                                 2

ITEM 6. Selected Financial Data                                             2

ITEM 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               2

ITEM 7a.Quantitative and Qualitative Disclosure About Market Risk           2

ITEM 8. Financial Statements and Supplementary Data                         3

ITEM 9. Changes in and Disagreements with Accountants and
        Financial Disclosure                                                3

ITEM 9A.Controls and Procedures                                             3
                                    PART III

ITEM 10.Directors and Executive Officers of the Registrant                  3

ITEM 11.Executive Compensation                                              3

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a) Security Ownership of Certain Beneficial Owners                 3
        (b) Security Ownership of Management                                3
        (c) Changes in Control                                              3
        (d) Securities Authorized for Issuance Under Equity
            Compensation Plans                                              3

                           BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2003 10-K FILING

                                   PART III
                                  (Continued)
                                                                          Page
ITEM 13.Certain Relationships and Related Transactions
        (a) Transactions with Management and Others                         3
        (b) Certain Business Relationships                                  3
        (c) Indebtedness of Management                                      3
        (d) Transactions with Promoters                                     3

ITEM 14.Principal Accountant Fees and Services                              3

                                   PART IV

ITEM 15.Exhibits, Financial Statements and Reports on Form 8-K
        (a)1. Financial Statements                                          4
        (a)2. Exhibits                                                      4
        (b)   Reports on Form 8-K                                           4

Signatures                                                                5-6

                                   PART I
ITEM 1.  BUSINESS

         (a)   General Development of Business

         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 18 bowling centers.
         In May of fiscal year 2003 the Company closed Bowl America Silver Spring, operating in a negative cash flow position, after reaching an agreement For the sale of the building and ground lease. Consummation of the sale of that center was effected on August 25, 2003, subsequent to the end of the fiscal year.

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

         (c)   Narrative Description of Business

         As of September 1, 2003 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and three bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 716 lanes.
         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and playroom facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center retails bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling.
         The bowling equipment essential for the Company's operation is readily available. The major source of its equipment is Brunswick Corporation.
         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the field. The principal method of competition is the quality of service furnished to the Company's customers.
Its primary competitors are two large bowling equipment manufacturers, Brunswick Corporation and AMF Bowling Worldwide, Inc.
         Compliance with federal, state and local environmental protection laws has not materially affected the Company.
         The number of persons employed by the Company and its subsidiaries is approximately 700.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended June 29, 2003.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information set forth in the section entitled "Market Information", "Holders", and "Dividends" on page 3 of the Company's June 29, 2003 Annual Report is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's June 29, 2003 Annual Report is incorporated by reference herein. Such information should be read in conjunction with the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's June 29, 2003 Annual Report is incorporated by reference herein.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $9,505,768 and $8,183,932 at June 29, 2003 and June 30, 2002, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at June 29, 2003, a 10% decline in the average yield would not have a material impact on our interest income.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Independent Auditors' Report and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 12 of the Company's June 29, 2003 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of the period covered by this report, based on their evaluation of these controls and procedures in accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the fourth quarter of the Company's fiscal year ended June 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND EXPENSES

          Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)1.  Financial Statements

                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II,
  Item 8:

               Independent auditors' report

               Consolidated balance sheets - June 29, 2003 and June 30, 2002

               Consolidated statements of earnings and comprehensive earnings - years ended June 29, 2003, June 30, 2002, and July 1, 2001

               Consolidated statements of stockholders' equity - years ended June 29, 2003, June 30, 2002, and July 1, 2001

               Consolidated statements of cash flows - years ended June 29, 2003, June 30, 2002, and July 1, 2001

               Notes to the consolidated financial statements - years ended June 29, 2003, June 30, 2002, and July 1, 2001

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

               31.1 Written statement of Chief Executive Officer (Rule 13a-14a Certification)
               31.2 Written statement of Chief Financial Officer (Rule 13a-14a Certification)
               32    Written statement of Chief Executive and Chief Financial
               Officers (Section 1350 Certifications)

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

BOWL AMERICA INCORPORATED


Leslie H. Goldberg
President and Principal Executive
& Operating Officer

Date:  September 25, 2003



Cheryl A. Dragoo
Chief Financial Officer,
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 25, 2003

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

Date:  September 25, 2003

Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 25, 2003                   Date:  September 25, 2003

Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 25, 2003                   Date:  September 25, 2003

Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 25, 2003                   Date:  September 25, 2003

Irvin Clark
Director

Date:  September 25, 2003

                               BOWL AMERICA INCORPORATED
                                 PRESIDENT'S LETTER

September 22, 2003

Dear Fellow Owners:

       I concluded last year's Annual Report with another commercial for our 30-year old dividend policy. Specifically, I said that, "More and more respected voices are now supporting dividends as a method of rewarding ownership and promoting corporate honesty. Dividends have the benefit of being paid in cash, not accounting fantasy. The disadvantage is that they are subject to double taxation. But tax laws can and should be changed."

       Imagine my surprise when the tax treatment of dividends did change. I hope this is only the first step on the part of public policy makers in recognizing the advantages of investors profiting from owning businesses rather than profiting from selling pieces of paper. A dividend allows an owner to profit without selling his assets. If you have to sell your stake to profit, you face a problem of buying something to replace it. If you think you will get a fair shake on that transaction, please count the number of stock exchange members who make the newspapers for violating your trust.

       In the classic "fox guarding the henhouse" approach, it is the stock exchanges that decide the standards for corporate governance of public companies. The current panacea is control of companies by "independent" directors. I favor "dependent" control on boards. This has nothing to do with honesty. Honesty is not based on the dependence or independence of individual board members. My preference is, however, related to the fact that the "dependent" directors will be more likely to share in any loss caused by their decision making. If a director shares with the other owners the risk of loss from collapse of the enterprise, he or she is more likely to focus on the company's survival.

       It is, therefore, satisfying that our policy of increasing dividends at a rate greater than inflation has survived for 31 years and that we have already started on year thirty-two. Our conservative financial management gives us a cushion for the future, but we would clearly prefer to find additional bowling center opportunities for a portion of that cushion.

       An emphasis on survival does not mean the avoidance of prudent risk. We have been aggressively working to improve the profitability of our existing centers. We are seeing signs of our broadening appeal to age groups we previously underserved. Our Glow-in-the-Dark bowling continues to be successful and our "All You Can Bowl Nights" made an important contribution to earnings in the second half of the year. Furthermore, we have grown more sophisticated in our promotion of bowling parties. In fact, the web site www.bowlingparty.com belongs to Bowl America and will be running beginning this holiday season.

       As often happens, precipitation has influenced our results. While the winter storms closed us down in the North, we gained throughout the spring and the first part of fiscal year 2004 from a record number of rainy days. Customers substituted bowling for outdoor activities. However Hurricane Isabel provided more rain than our power companies could handle, causing closings in our bowling centers and disruption of the water supply that is essential to selling food.

       We will not have the drain caused by the operating losses at the bowling center in Silver Spring, which we have sold. We considered various proposals for remodeling the facility but were not convinced that we could operate profitably even with a major physical upgrade. We look forward to fiscal 2004 as being yet another year during which we can sustain the returns you receive as an owner of this business.
                                          Regards,
                                          Leslie H. Goldberg, President

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash flow provided by operating activities in fiscal 2003 was $5,451,000 which was sufficient to meet day-to-day cash needs. Short-term investments consisting mainly of U.S. Treasury Notes and Bills, cash and cash equivalents totaled $11,009,000 at the end of fiscal 2003 compared to $9,818,000 at the end of fiscal 2002.

During fiscal year 2003, the Company expended approximately $1,525,000 for the purchase of bowling equipment, primarily plastic lane overlays, and restaurant equipment to improve its facilities. The Company is actively seeking property for the development of new bowling centers. Cash and cash flows are sufficient to finance all contemplated purchases and construction and to meet short-term purchase commitments and operating lease commitments. The Company's holdings of marketable equity securities, primarily telecommunication stocks, are an additional source of expansion capital. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on June 29, 2003 was $3.9 million compared to approximately $4 million at June 30, 2002.

Cash dividends of $.48 per share, totaling $2.5 million were paid to shareholders during the 2003 fiscal year. This was the thirty-first consecutive year of increased dividends per share. In June 2003, the Company declared a $.125 per share dividend, an increase over the previous quarterly dividend, to be paid in August 2003. While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

In March 2003, the Company entered into an agreement to sell the Silver Spring building and assign the ground lease for $2.3 million subject to certain conditions precedent to final closing. In May 2003, the Company ceased operating the facility, and on August 25, 2003, the Company consummated the final closing of the sale and received the cash proceeds. The Company will record a gain of approximately $2.1 million in fiscal 2004.

Two leased locations were closed during fiscal 2002. One, operating at break-even, was closed at the end of the first quarter and the second ceased operation during the fourth quarter after the Company was unable to negotiate a new lease for this profitable location.

RESULTS OF OPERATIONS
During the peak bowling season of fiscal 2003 nineteen centers were in operation. In the comparable fiscal 2002 season, twenty locations were operating and in fiscal 2001, there were twenty-one centers in operation.
The changes in the number of centers in operation affected all income, expense and comparisons for the periods presented in this report. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

Operating revenues decreased by $525,000 or 2% in fiscal 2003 as like percentage decreases occurred in both the bowling and other and the food, beverage and merchandise sales categories. In the prior fiscal year operating revenue increased $500,000 or 2%. During fiscal 2003 winter snowstorms caused the closing of all locations in the Company's northern market. The fourth quarter benefited not only from league play make-up games, but also from rainy weather which caused people to seek indoor activities. Linage increased over the prior year despite the operation of one fewer center. While the average game rate was down in fiscal 2003, promotional pricing during normally slow times resulted in increased traffic. Ancillary services revenue increased 3% in the current year and 2% in the prior year.

Food and beverage sales were flat in the current year period, however, merchandise sales were lower than in the prior year when we reduced sales prices on merchandise to eliminate overstock. In the current year cost of food, beverage and merchandise sales decreased 7% primarily as a result of lower sales. In the prior year cost of sales increased 12%.

Total operating expense decreased approximately $245,000 or 1% in the current year and was flat in the prior year. Costs for employee compensation and benefits were flat in the current year although group health insurance costs were up 12% over the prior year period.

Maintenance costs increased 7% in fiscal year 2003 following a decrease of 10% in the prior year. While the Company has changed to plastic lanes from wooden ones at most locations, several centers required resurfacing this year. Last year, no lanes were resurfaced. Snow removal costs were another item responsible for the current year increase.

Supplies expenses were down 1% in the current fiscal year and 5% in the prior
fiscal year.   Advertising costs were up 3% and down 4%, respectively.  Utility costs dropped 6% in the current year compared to a 1% decline in the prior year.

Rent expense decreased 19% in the current year and 1% in the prior year primarily as a result of fewer leased locations in operation. Insurance expense increased 15% in fiscal 2003 and 32% in fiscal year 2002.

Depreciation expenses decreased by $151,000 and $176,000 or 8% and 9% in fiscal 2003 and 2002, respectively. Large assets reaching full depreciation and fewer locations in operation were responsible for the decreases in both years.

Interest and dividend income declined from the prior year. Although dividend income was up 7% in the current fiscal year period, the increase could not offset the decline in interest primarily due to lower interest rates on investments.

Effective income tax rates for the Company were 35.9% for fiscal 2003, 36.1% in 2002 and 34.7% in 2001, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments and the state tax exemption for interest on U.S. Government obligations.

CRITICAL ACCOUNTING POLICIES
We have identified accounting for marketable investment securities under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" as a critical accounting policy due to the significance of the amounts included in our balance sheet under the captions of Short-term investments and Marketable equity securities. The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value. The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes. Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

                                      For the Years Ended
                        June 29,   June 30,     July 1,     July 2,     June 27,
                         2003        2002        2001        2000        1999
                     __________________________________________________________
Operating Revenues   $29,375,692 $29,809,586 $29,400,903 $28,902,200 $27,547,490
Operating Expenses    24,262,944  24,416,010  24,508,226  23,151,241  22,995,118
Interest and dividend
 Income                  475,598     598,982   1,035,712     823,470     684,781
                      __________  __________  __________  __________  __________
Earnings before pro-
 vision for income
 taxes                 5,588,346   5,992,558   5,928,389   6,574,429   5,237,153
Provision for income
 taxes                 2,005,000   2,174,000   2,060,000   2,361,000   1,902,000
                      __________  __________  __________  __________  __________
Net Earnings         $ 3,583,346 $ 3,818,558 $ 3,868,389 $ 4,213,429 $ 3,335,153

Weighted Average
 Shares Outstanding
 Basic & Diluted       5,145,934   5,132,083   5,222,876   5,587,892   6,026,032

Earnings Per Share
 Basic & Diluted          $.70        $.74        $.74        $.75        $.55

Net Cash Provided by
 Operating Activities $5,450,867  $5,954,909  $4,795,680  $6,636,768  $5,334,800
Cash Dividends Paid   $2,470,081  $2,371,121  $2,256,182  $2,197,659  $2,249,628
Cash Dividends Paid
 Per Share-Class A        $.48        $.46        $.45        $.43        $.41
          -Class B        $.48        $.46        $.45        $.43        $.41
Total Assets         $37,536,507 $36,562,578 $37,509,243 $40,622,676 $41,659,313
Stockholders' Equity $32,953,150 $32,682,139 $32,614,517 $34,779,772 $35,388,822
Net Book Value Per
 Share                   $6.41       $6.35       $6.64       $7.11       $6.73
Net Earnings as a %
 of Beginning Stock-
 holders' Equity         11.0%       11.7%       11.1%       11.9%        9.5%
Lanes in Operation         716         746         820         854         854
Centers in Operation        18          19          21          22          22

All share and per share amounts (excluding Net Book Value Per Share) have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.


Market Information
The principal market on which the Company's Class A Common Stock is traded is the American Stock Exchange. The Company's Class B Common Stock is not listed on any exchange and is not traded. This stock can be converted to Class A Common Stock at any time. The table below presents the price range of the Company's Class A stock in each quarter of fiscal 2003 and 2002.

       2003        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _________________________________________________________
       High         12.00      12.15        11.95       11.73
       Low          11.00      11.50        11.50       11.12

       2002        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _______________________________________________________
       High         11.25       11.30       12.00       12.25
       Low          10.01       10.45       10.75       11.25

Holders
The approximate number of holders of record of the Company's Class A Common Stock as of June 29, 2003 is 430 and of the Company's Class B Common Stock is 30.

Cash Dividends
The table below presents the cash dividends per share of Class A and Class B stock paid, and the quarter in which the payment was made during fiscal 2003 and 2002.

                        Class A Common Stock
              Quarter            2003              2002
              ___________________________________________
              First            12 cents         11.5 cents
              Second           12 cents         11.5 cents
              Third            12 cents         11.5 cents
              Fourth           12 cents         11.5 cents

                        Class B Common Stock
              Quarter            2002              2001
              ___________________________________________
              First            12 cents         11.5 cents
              Second           12 cents         11.5 cents
              Third            12 cents         11.5 cents
              Fourth           12 cents         11.5 cents

                                  -3-

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                            June 29, 2003        June 30, 2002
ASSETS
Current Assets
  Cash and cash equivalents (Note 2)          $ 1,503,313          $ 1,633,817
  Short-term investments (Note 4)               9,505,678            8,183,932
  Inventories                                     565,071              541,027
  Prepaid expenses and other                      590,555              479,289
  Income taxes refundable                         443,788              699,768
                                               __________           __________
  Total Current Assets                         12,608,405           11,537,833
Property, Plant and Equipment, Net (Note 5)    20,287,508           20,505,586
Assets Held for Sale (Note 3)                     117,948                 -
Other Assets
  Marketable equity securities (Note 4)         3,932,550            3,990,248
  Cash surrender value-officers'life insurance    463,579              431,249
  Other                                           126,517               97,662
                                               __________           __________
TOTAL ASSETS                                  $37,536,507          $36,562,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                            $   700,425          $   701,671
  Accrued expenses                              1,552,410              749,245
  Other current liabilities                       354,854              369,027
  Current deferred income taxes                   103,300                 -
                                               __________           __________
Total Current Liabilities                       2,710,989            1,819,943
Long-Term Deferred Compensation                   133,468              132,496
Non-current Deferred Income Taxes (Note 9)      1,738,900            1,928,000
                                               __________           __________
TOTAL LIABILITIES                               4,583,357            3,880,439

Commitments and Contingencies (Note 6)
Stockholders' Equity (Note 7)
  Preferred stock, par value $10 a share
   Authorized and unissued 2,000,000 shares
  Common stock, par value $.10 per share
   Authorized 10,000,000 shares
    Class A outstanding
     3,670,112 and 3,666,376 shares               367,012              366,638
    Class B outstanding
     1,468,462 and 1,483,620 shares               146,846              148,362
  Additional paid-in capital                    7,480,257            7,603,646
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
     securities, net of tax                     1,972,513            2,043,062
  Retained earnings                            22,986,522           22,520,431
                                               __________           __________
TOTAL STOCKHOLDERS' EQUITY                    $32,953,150          $32,682,139

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $37,536,507          $36,562,578

See notes to consolidated financial statements.

                          BOWL AMERICA INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS & COMPREHENSIVE EARNINGS

                                                   For the Years Ended
                                 June 29, 2003    June 30, 2002    July 1, 2001
                                 ______________________________________________
Operating Revenues
 Bowling and other                $20,574,413      $20,926,272      $20,807,378
 Food, beverage and
   merchandise sales                8,801,279        8,974,870        8,593,525
                                   __________       __________       __________
                                   29,375,692       29,901,142       29,400,903

Operating Expenses
 Compensation and benefits         12,976,056       12,962,448       12,601,235
 Cost of bowling and other          5,983,292        5,893,138        5,676,633
 Cost of food, beverage and
   merchandise sales                2,771,356        2,989,809        2,679,472
 Depreciation and amortization      1,613,379        1,763,931        1,940,368
 General and administrative           918,861          898,240        1,610,518
                                   __________       __________       __________
                                   24,262,944       24,507,566       24,508,226

Operating Income                    5,112,748        5,393,576        4,892,677
 Interest and dividend income         475,598          598,982        1,035,712
                                   __________       __________       __________
Earnings before provision
 for income taxes                   5,588,346        5,992,558        5,928,389
Provision for income taxes(Note 8)
 Current                            2,050,000        1,923,000        2,218,000
 Deferred                             (45,000)         251,000         (158,000)
                                    _________       __________       __________
                                    2,005,000        2,174,000        2,060,000

Net Earnings                      $ 3,583,346      $ 3,818,558      $ 3,868,389

Other Comprehensive (Loss)Earnings
 Net of Tax-unrealized (loss)
 on available-for-sale securities     (70,549)      (1,384,409)      (1,818,950)
                                    _________        _________        _________
Comprehensive Earnings              3,512,797        2,434,149        2,049,439

Earnings Per Share-Basic &
 Diluted                               $.70             $.74             $.74

All share and per share amounts have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.


                                     BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  COMMON STOCK                             Accumulated
                                      _______________________________________   Additional      Other
                                      Class A    Class A   Class B    Class B    Paid-In     Comprehensive   Retained
                                      Shares     Amount    Shares     Amount     Capital      Earnings(1)    Earnings

Balance July 2, 2000                 3,406,070  $340,607  1,488,826  $148,883   $3,870,546    $5,246,421    $25,173,315
Stock issued in 5% dividend            170,112    17,011     74,431     7,443    1,901,322          -        (1,925,776)
 Purchase of stock                    (100,206)  (10,021)  (143,830)  (14,383)    (916,037)         -        (1,150,671)
 Conversion-Class B to Class A           3,000       300     (3,000)     (300)        -             -              -
 Shares issued for ESOP plan            13,000     1,300       -         -         131,300          -              -
 Cash dividends paid(45 cents/sh)         -         -          -         -            -             -        (2,256,182)
 Change in unrealized gain on
   available-for-sale securities          -         -          -         -                    (1,818,950)          -
 Net earnings for the year                -         -          -         -            -             -         3,868,389
_________________________________________________________________________________________________________________________
Balance July 1, 2001                 3,491,976  $349,197  1,416,427  $141,643   $4,987,131    $3,427,471    $23,709,075
 Stock issued in 5% dividend           174,365    17,437     70,809     7,081    2,488,516          -        (2,513,034)
 Purchase of stock                         (59)       (6)      -         -             (86)         -              (544)
 Conversion-Class B to Class A           3,616       362     (3,616)     (362)        -             -              -
 Shares issued for ESOP plan             9,000       900       -         -         101,700          -              -
 Settlement of employee stock loans     (4,010)     (401)      -         -          38,813          -           (38,415)
 Repayment of employee loans            (8,512)     (851)      -         -         (12,428)         -           (84,088)
 Cash dividends paid(46 cents/sh)         -         -          -         -            -             -        (2,371,121)
 Change in unrealized gain on
   available-for-sale securities          -         -          -         -            -       (1,384,409)          -
 Net earnings for the year                -         -          -         -            -             -         3,818,558
_______________________________________________________________________________________________________________________
Balance June 30, 2002                3,666,376  $366,638  1,483,620  $148,362   $7,603,646    $2,043,062    $22,520,431
 Purchase of stock                        (470)      (47)   (15,158)   (1,516)    (174,250)         -            (4,851)
 Shares issued for ESOP plan             4,206       421       -         -          48,579          -              -
 Cash dividends paid(48 cents/sh)         -         -          -         -            -             -        (2,470,081)
 Accrued dividends declared June 24, 2003, payable August 12, 2003       -            -             -          (642,323)
 Change in unrealized gain on
   available-for-sale securities          -         -          -         -            -          (70,549)          -
 Repayment of stock loan                  -         -          -         -           2,282          -              -
 Net earnings for the year                -         -          -         -            -             -         3,583,346
________________________________________________________________________________________________________________________
Balance, June 29, 2003               3,670,112  $367,012  1,468,462  $146,846   $7,480,257    $1,972,513    $22,986,522

     (1)Unrealized gains and losses are shown net of tax
     See notes to consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              June 29,    June 30,     July 1,
                                                2003        2002         2001
Cash Flows From Operating Activities
 Net earnings                                $3,583,346  $3,818,558  $3,868,389
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization              1,613,379   1,763,931   1,940,368
   (Decrease)increase in deferred income tax    (45,000)    251,000    (158,000)
   Loss (gain) on disposition of assets-net      11,932      63,789     (35,647)
   Stock issuance-ESOP Plan                      49,000     102,600     132,600
   Gain on sale-available-for-sale securities      -           -       (290,951)
 Changes in assets and liabilities:
  (Increase) decrease in inventories            (24,044)    179,478     (62,877)
  (Increase) decrease in prepaid expenses
    and other                                  (111,266)    388,649    (427,620)
  Decrease (increase) in income taxes
    refundable                                  255,980    (250,675)   (578,483)
  (Increase) decrease in other long-term
    assets                                      (28,855)     91,836      13,689
  (Decrease) increase in accounts payable        (1,246)   (369,862)    383,350
  Increase (decrease) in accrued expenses       160,842     (32,533)     40,781
  Decrease in other current liabilities         (14,173)    (31,862)    (29,919)
  Decrease in long-term deferred compensation       972     (20,000)       -
                                              _________   _________   _________
Net cash provided by operating activities    $5,450,867  $5,954,909  $4,795,680
                                              _________   _________   _________
Cash Flows from Investing Activities
  Expenditures for property,plant,equipment  (1,525,181) (1,254,521) (3,615,517)
  Net (purchases) sales and maturities  of
   short-term investments                    (1,371,706) (2,013,396)  2,786,311
  Increase in cash surrender value              (32,330)    (19,838)    (23,227)
  Net (purchases) proceeds from purchases
   or sale of marketable securities              (1,409)       -        219,225
                                              _________   _________   _________
Net cash used in investing activities        (2,930,626) (3,287,755)   (633,208)
                                              _________   _________   _________
Cash Flows from Financing Activities
  Payment of cash dividends                  (2,470,081) (2,371,121) (2,256,182)
  Purchase of Class A Common Stock               (5,589)       (636)   (923,400)
  Purchase of Class B Common Stock             (175,075)       -     (1,167,712)
                                              _________   _________   _________
Net cash used in financing activities        (2,650,745) (2,371,757) (4,347,294)
                                              _________   _________   _________
Net (Decrease) Increase in Cash and
  Cash Equivalents                             (130,504)    295,397    (184,822)
Cash and Cash Equivalents, Beginning of Year  1,633,817   1,338,420   1,523,242
                                              _________   _________   _________
Cash and Cash Equivalents, End of Year       $1,503,313  $1,633,817  $1,338,420

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
   Income taxes                              $2,324,881  $2,633,781  $2,852,134
  Non-cash Investing and Financing Activities
   Settlement of employee stock loans by
     acquisition of common stock             $     -         44,667        -
   Repayment of employee loans by
     acquisition of common stock             $     -         88,877        -

See notes to consolidated financial statements.

                                           -7-

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
    Bowl America Incorporated is engaged in the operation of 18 bowling centers, with food and beverage service in each center. Ten centers are located in metropolitan Washington D.C., one center in metropolitan Baltimore, Maryland, one center in metropolitan Orlando, Florida, three centers in metropolitan Richmond, Virginia, and three centers in metropolitan Jacksonville, Florida. These 18 centers contain a total of 716 lanes.
The Company operates in one segment.

Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary corporations. All significant inter-company items have been eliminated in the consolidated financial statements.

Fiscal Year
    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2003 ended June 29, 2003, fiscal year 2002 ended June 30, 2002, and fiscal year 2001 ended July 1, 2001. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the deferred compensation liability for executives and key employees including survivor benefits, cash surrender value of officers' life insurance, the Federal and State income taxes (current and deferred), and market assumptions used in estimating the fair value of certain assets such as marketable securities.

Revenue Recognition
     The Company records revenue for fees charged for use of bowling lanes and other facilities at the time the services are provided. Food, beverage and merchandise sales are recorded as revenue at the time the product is given to the customer.

Depreciation and Amortization
    Depreciation and amortization for financial statement purposes are calculated by use of the straight-line method. Amortization of leasehold improvements is calculated over the estimated useful life of the asset or term of the lease, whichever is shorter. The categories of property, plant, and equipment and the ranges of estimated useful lives on which depreciation and amortization rates are based are as follows:

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

Impairment of Long-Lived Assets
    The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss, equal to the difference between the assets' fair value and carrying value, is recognized when the estimated future cash flows are less that the carrying amount.

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

Fair Value of Financial Instruments
    The fair value of short-term investments and the non-current marketable security portfolio is disclosed in Note 4.

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

Earnings Per Share
    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,145,934, 5,132,083 and 5,222,876, for fiscal years 2003,
2002 and 2001, respectively, and have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.

Comprehensive Earnings
    In accordance with SFAS No. 130 "Reporting Comprehensive Income", a consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the three years in the period ended June 29, 2003.

Cash and Cash Equivalents
    For purposes of the Consolidated Statements of Cash Flows, the Company considers money market funds, certificates of deposits, repurchase agreements and treasury securities with original maturities of three months or less to be cash equivalents.

Assets Held for Sale
    The Company accounts for assets held for sale at the lower of cost or fair value less costs to sell in accordance with the criteria for SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Assets held for sale are not depreciated.

Other Current Liabilities
    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At June 29, 2003, and June 29, 2002 other current liabilities included $352,800, and $365,000, respectively, in prize fund monies.

New Accounting Pronouncements
    In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for the hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a material effect on the Company's financial position or results of operations.

    In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No.150 did not have any effect on the Company's financial statements.

Reclassifications
    Certain previous year amounts have been reclassified to conform with the current year presentation.

2.  CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consisted of the following:

                                              June 29,        June 30,
                                                2003            2002
     Demand deposits and cash on hand       $  517,874      $  688,048
     Money market funds                        286,439         286,769
     Repurchase agreements                     699,000         659,000
                                             _________       _________
                                            $1,503,313      $1,633,817

3.  ASSETS HELD FOR SALE AND REMAINING LEASE OBLIGATIONS
    In March 2003, the Company entered into an agreement to sell the Silver Spring building and assign the ground lease for $2.3 million subject to certain conditions precedent to final closing. The facility is classified as Assets Held for Sale at June 29, 2003 and is carried at its net book value of approximately $118,000. On August 25, 2003, the Company consummated the final closing of the sale and received cash proceeds and recorded the gain on the sale of the building.

4.  INVESTMENTS
    Short-term investments consist of certificates of deposits, U.S. Treasury securities and a mutual fund which invests in mortgage backed securities
(maturities of generally three months to one year).   At June 29, 2003, the
fair value of short-term investments was $9,505,678 with an unrealized gain of $56,875. At June 30, 2002, the fair value of short-term investments was $8,183,932 with an unrealized gain of $108,946. Non-current investments are marketable equity securities which consist primarily of telecommunications stocks. The Company has classified all readily marketable debt and equity securities as available-for-sale. These available-for-sale securities are carried at fair value in accordance with the provisions of SFAS No. 115.

    The following table summarizes the cost and approximate fair values of equity securities available-for-sale as of June 29, 2003, and June 30, 2002 as follows:

                                   Original      Unrealized        Fair
                                     Cost           Gain          Value
June 29, 2003
Securities available-for-sale      $859,191      $3,073,359      $3,932,550

June 30 2002
Securities available-for-sale      $857,782      $3,132,466      $3,990,248


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

    There were no sales of available-for-sale securities in the years ended June 29, 2003 and June 30, 2002. In the year ended July 1, 2001, proceeds from the sale of available-for-sale securities were $2,072,112 with a corresponding gross realized gain of $290,951 recorded as interest and dividend income.

5.  PROPERTY, PLANT, AND EQUIPMENT
    Property, plant, and equipment, as cost, consist of the following:

                                               June 29,        June 30,
                                                2003            2002
Bowling lanes and equipment                 $18,450,048     $17,864,384
Amusement games                                 908,480         948,045
Buildings and building improvements          19,013,470      19,667,611
Leasehold improvements                          309,898         317,398
Land                                          8,572,206       8,572,206
Bowling lanes and equipment not yet in use      241,461         132,033
                                             __________      __________
                                             47,495,563      47,501,677
Less accumulated depreciation and
  amortization                               27,208,055      26,996,091
                                             __________      __________
                                            $20,287,508     $20,505,586

Depreciation and amortization expense for Property, Plant and Equipment for fiscal years 2003, 2002, and 2001 was $1,613,379, $1,763,931, and
$1,940,368 respectively. Bowling lanes and equipment not yet in use are not depreciated.

6.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
    The Company and its subsidiaries are obligated under long-term real estate lease agreements for three bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

     At June 29, 2003, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

           Year Ending
           2004                                       $298,720
           2005                                        298,720
           2006                                        298,720
           2007                                        298,720
           2008                                        298,720
           Thereafter                                1,478,386
                                                     _________
           Total minimum lease payments             $2,971,986

    The table above includes a $15,000 annual ground lease through 2058 Which was subsequently assigned at the sale of the Silver Spring building.

    Net rent expense was as follows:
                                            For the Years Ended
                                           2003      2002      2001
Minimum rent under operating leases    $296,557  $333,060  $366,097
Excess percentage rents                  27,321    92,497    89,807
                                        _______   _______   _______
                                       $323,878  $425,557  $455,904
Other Commitments
    The Company has placed an order totaling approximately $226,800 for the purchase of bowling pins to be delivered after July 1, 2003.

7.  STOCKHOLDERS' EQUITY
    The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

    At June 29, 2003 and June 30, 2002, the Company had $41,956 and $43,956,
respectively, in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 5% to 6 1/2% and are payable over a term of three years from the date of the agreements which range from 2001 to 2003. These employee loans have been recorded as a reduction of additional paid-in capital.

    The Company distributed a 5% stock dividend on July 26, 2001, where
Class A and B stockholders received one share of common stock for each twenty shares of Class A and Class B common stock held as of the date of record.

8.  PROFIT-SHARING AND ESOP PLAN
    The Company has a profit-sharing plan which, generally, covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended
June 29, 2003, June 30, 2002, and July 1, 2001, contributions in the amount of $145,000, $165,000, and $160,000, respectively, were charged to operating expense.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. Prior to fiscal year 1995, the contributions were allocated to participants based on compensation and years of service. Contributions since fiscal year 1995 are allocated based on compensation only in order to comply with Internal Revenue Service code requirements. The value of the Company's contributions to the Plan for fiscal years 2003, 2002, and 2001 was $145,000, $162,600, and $165,100, respectively.

9.  INCOME TAXES
    The significant components of the Company's deferred tax assets and liabilities were as follows:
                                                June 29,         June 30,
                                                  2003             2002
         Deferred tax assets:
            Other                                95,000           64,000
                                              _________        _________
         Total deferred tax assets               95,000           64,000

         Deferred tax liabilities:
            Property, plant and equipment       582,200          596,000
            Unrealized gain on available-
              for-sale securities             1,157,000        1,199,000
            Prepaid expenses                    198,000          140,000
            Other                                  -              57,000
                                              _________        _________
         Total deferred tax liabilities       1,937,200        1,992,000
                                              _________        _________
         Net deferred income taxes           $1,842,200       $1,928,000

    Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

                                 For the Years Ended
                              2003     %          2002     %          2001    %
Taxes computed at
 statutory rate         $1,900,000  34.0%   $2,045,000  34.0%  $2,016,000  34.0%
State income taxes, net
 of Federal income tax
 benefit                   161,000   2.9       175,000   2.9       85,000   1.4
Dividends received
 exclusion                 (40,000) (.72)      (22,000) (.36)     (37,000) (.62)
All other-net              (16,000) (.28)      (24,000) (.41)      (4,000) (.07)
                         _________  ____     _________  ____    _________  ____
                        $2,005,000  35.9%   $2,174,000  36.1%  $2,060,000  34.7%

10. RELATED PARTIES
    At June 29, 2003 and June 30, 2002, the Company had recorded $99,600 and $102,200, respectively, in deferred compensation payable to one officer and one major shareholder. The amounts are payable over the next ten years. Deferred compensation payable to non-related parties was a total of $59,500 at June 29, 2003 and $57,100 at June 30, 2002. The current portion of these amounts, $25,632 at June 29, 2003 and $26,800 at June 30, 2002 is included in accrued expenses.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following summary represents the results of operations for each of the quarters in fiscal years 2003 and 2002 (dollars in thousands, except for earnings per share):


                                              Earnings
                         Operating Operating   Before             Earnings
                         Revenues   Income     Income      Net        Per
                                               Taxes    Earnings    Share
2003
June 29, 2003             $6,878     $  942    $1,047    $  682      $.14
March 30, 2003             8,845      2,436     2,567     1,640       .31
December 29, 2002          7,527      1,479     1,602     1,024       .20
September 29, 2002         6,126        256       372       237       .05

2002
June 30, 2002             $6,603     $  693    $  845    $  519      $.10
March 31, 2002             8,997      2,535     2,711     1,738       .33
December 30, 2001          7,867      1,694     1,832     1,174       .23
September 30, 2001         6,434        472       605       388       .08

Per share amounts have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

    We have audited the accompanying consolidated balance sheets of Bowl
America Incorporated and subsidiaries ("the Company")as of June 29, 2003 and June 30, 2002, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 29, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte and Touche LLP
McLean, Virginia
September 12, 2003

EX-31.1
Exhibit 31.1 to Form 10-K
                       Certification of Chief Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
                Or 15d-14(a) under the Securities Exchange Act of 1934

I, Leslie H. Goldberg, certify that:

1. I have reviewed this Annual Report on Form 10-K of Bowl America Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting: and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 25, 2003

Leslie H Goldberg
Chief Executive Officer

Exhibit 31.2
Exhibit 31.2 to Form 10K

                    Certification of Chief Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
              Or 15d-14(a) under the Securities Exchange Act of 1934

I, Cheryl A. Dragoo, certify that:

1. I have reviewed this Annual Report on Form 10-K of Bowl America Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting: and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date:  September 25, 2003
 Cheryl A. Dragoo
 Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10K

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Annual Report on Form 10-K of the Company for the year ended June 29, 2003, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  September 25, 2003