Form 10-Q
period 2003-09-28
BOWL AMERICA INC
filed 2003-11-12
CIK 13573

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

QUARTER ENDED: SEPTEMBER 28, 2003              COMMISSION FILE NUMBER: 0-1830

                           BOWL AMERICA INCORPORATED
            (Exact name of registrant as specified in its charter)


       MARYLAND                                       54-0646173
(State of Incorporation)                   (I.R.S.Employer Identification No)


                 6446 Edsall Road, Alexandria, Virginia  22312
              (Address of principal executive offices)(Zip Code)

                                  (703) 941-6300
              (Registrant's telephone number including area code)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12 b-2).   Yes __     No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                          Shares Outstanding at
                                              October 26, 2003

       Class A Common Stock,
          $.10 par value                          3,670,112

       Class B Common Stock,
          $.10 par value                          1,468,462

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                                                   Thirteen Weeks Ended
                                               September 28,    September 29,
                                                   2003             2002
Operating Revenues:
  Bowling and other                              $4,325,269       $4,278,984
  Food, beverage and merchandise sales            1,819,906        1,847,018
                                                  _________        _________
                                                  6,145,175        6,126,002
Operating Expenses:
  Employee compensation and benefits              3,181,590        3,148,325
  Cost of bowling and other services              1,520,434        1,495,479
  Cost of food, beverage and merchandise sales      634,035          613,350
  Depreciation and amortization                     394,930          441,152
  General and administrative                        181,144          171,588
                                                  _________        _________
                                                  5,912,133        5,869,894

Net gain from sale of building                    2,168,117             -
                                                  _________        _________
Operating Income                                  2,401,159          256,108

Interest and dividend income                         95,981          115,436
                                                  _________        _________
Earnings before provision for income taxes        2,497,140          371,544

Provision for Income Taxes                          923,200          134,127
                                                  _________        _________
Net Earnings                                     $1,573,940         $237,417
                                                  =========        =========
Earnings per share-basic and diluted                  $ .31             $.05

Weighted average shares outstanding               5,138,574        5,149,996

Dividends paid                                    $ 642,323        $ 618,000

Per share, dividends paid, Class A                    $.125             $.12
Per share, dividends paid, Class B                    $.125             $.12

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (Unaudited)
Net Earnings                                     $1,573,940       $  237,417
Other comprehensive earnings, net of tax
 Unrealized (loss) on available-for-sale
  securities                                       (232,793)        (731,250)
                                                  _________         ________
Comprehensive earnings (loss)                   $ 1,341,147        $(493,833)
                                                  =========         ========
The operating results for the thirteen (13) week period ending September 28, 2003 are not necessarily indicative of results to be expected for the year.
           See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                        As of
                                          September 28,         June 29,
                                              2003               2003
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 2,749,835      $ 1,503,313
  Short-term investments                      8,459,803        9,505,678
  Inventories                                   729,533          565,071
  Prepaid expenses and other                  2,703,348          590,555
  Income taxes refundable                          -             443,788
                                             __________       __________
      TOTAL CURRENT ASSETS                   14,642,519       12,608,405
PROPERTY, PLANT & EQUIPMENT
  Net of accumulated depreciation of
    $27,594,234 and $27,208,055              20,105,529       20,287,508
ASSETS HELD FOR SALE (Note 4)                      -             117,948
OTHER ASSETS:
  Marketable equity securities                3,561,141        3,932,550
  Cash surrender value-life insurance           465,794          463,579
  Other                                          66,767          126,517
                                             __________       __________
TOTAL ASSETS                                $38,841,750      $37,536,507
                                             ==========       ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   644,658      $   700,425
  Dividends payable                             642,323          642,323
  Accrued expenses                              725,189          910,087
  Other current liabilities                     876,581          354,854
  Income taxes payable                          461,935             -
  Current deferred income taxes                 103,300          103,300
                                             __________       __________
     TOTAL CURRENT LIABILITIES                3,453,986        2,710,989
LONG-TERM DEFERRED COMPENSATION                 133,468          133,468
NONCURRENT DEFERRED INCOME TAXES              1,602,570        1,738,900
                                             __________       __________
TOTAL LIABILITIES                             5,190,024        4,583,357
                                             __________       __________
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $10 a share:
    Authorized and unissued,
      2,000,000 shares                              -                -
  Common stock, par value $.10 a share:
    Authorized, 10,000,000 shares
      Class A issued and outstanding
       3,670,112 shares                         367,012          367,012
      Class B issued and outstanding
       1,468,462 shares                         146,846          146,846
  Additional paid-in capital                  7,480,009        7,480,257
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
    securities, net of tax                    1,739,720        1,972,513
  Retained earnings                          23,918,139       22,986,522
                                             __________       __________
TOTAL STOCKHOLDERS'EQUITY                    33,651,726       32,953,150
                                             __________       __________
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $38,841,750      $37,536,507
                                             ==========       ==========
        See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Thirteen Weeks Ended
                                             September 28,  September 29,
                                                  2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                $1,573,940     $ 237,417
Adjustments to reconcile net earnings
   to net cash provided by
    operating activities:
    Depreciation and amortization                394,930       441,152
 Changes in assets and liabilities
    Increase in inventories                     (164,462)     (227,088)
    Decrease (increase) in prepaid & other       171,057       (51,935)
    Net gain from sale of building            (2,168,117)         -
    Decrease in income taxes refundable          443,788       133,127
    Increase in income taxes payable             461,935          -
    Decrease in other long-term assets            59,750        32,103
    Decrease in accounts payable                 (55,767)     (136,951)
    Decrease increase in accrued expenses       (184,922)      (52,922)
    Increase in other current liabilities        521,727       339,572
                                               _________     _________
  Net cash provided by
      operating activities                     1,053,859       714,475
                                               _________     _________
  Cash flows from investing activities
    Expenditures for property, plant and equip  (212,951)     (218,430)
    Net sales & maturities of short-term
      investments                              1,047,937     1,056,181
                                               _________     _________
  Net cash provided by investing activities      834,986       837,751
                                               _________     _________
  Cash flows from financing activities
    Payment of cash dividends                   (642,323)     (618,000)
                                               _________     _________
 Net cash used in financing activities          (642,323)     (618,000)
                                               _________     _________
Net Increase in Cash and Equivalents           1,246,522       934,226
                                               _________     _________
Cash and Equivalents, Beginning of quarter     1,503,313     1,633,817
                                               _________     _________
Cash and Equivalents, End of quarter          $2,749,835    $2,568,043
                                               =========     =========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Quarter for
    Income taxes                                $ 17,500       $ 1,000

       See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the Thirteen Weeks Ended
                              September 28, 2003
                                  (Unaudited)
1.  Basis for Presentation
    The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of June 29, 2003 has been derived from the Company's June 29, 2003 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 29, 2003.

2.  Marketable Equity Securities
    Marketable equity securities, available for sale, are carried at fair value in accordance with the provisions of SFAS No. 115.
    The telecommunications stocks included in the portfolio as of September 28, 2003 were:
         16,835 shares of AT&T Wireless
          2,209 shares of Agere
          3,946 shares of Alltel
            669 shares of Avaya
         27,572 shares of Bell South
          8,028 shares of Lucent Technologies
          9,969 shares of Qwest Communications
         45,580 shares of SBC
         32,000 shares of SprintFon
         16,000 shares of SprintPCS
         18,784 shares of Verizon
         13,560 shares of Vodafone/AirTouch

3.  Commitments and Contingencies
     Prior to the beginning of fiscal year 2004, the Company had placed an order for the purchase of bowling pins totaling approximately $226,800. These bowling pins were received in the first quarter of fiscal year 2004.
    In September 2003, the Company signed an agreement with Brunswick Corporation for approximately $82,000 and with AMF for approximately $31,000 for the purchase of bowling equipment for six locations. The Company is scheduled to receive delivery of all assets during the second quarter of fiscal 2004.

4.  Assets Held for Sale
    On August 25, 2003, the Company consummated the final closing on the sale of the Silver Spring building and assignment of the ground lease and recorded the gain on the sale.

5.  Reclassifications
    Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,210,000 at the end of the first quarter of fiscal 2004 or $201,000 higher than at the beginning of the quarter.

On August 25, 2003, the Company closed on the sale of the Silver Spring, Maryland building and assignment of the ground lease for $2.3 million. The funds were placed in escrow in anticipation of the purchase of another property. The Company will attempt to qualify the new purchase as a like-kind exchange in order to defer taxes on the gain from the Silver Spring sale.

In the three-month period ended September 28, 2003, the Company expended $213,000 for purchases of equipment to modernize facilities and amusement games. Additional orders for bowling equipment totaling approximately $113,000 have been placed. The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently contemplated purchases and construction. The Company has also maintained its fiscal year end 2003 position in marketable equity securities, primarily telecommunications stocks, as a further source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended September 28, 2003, the market value decreased by $371,000 to approximately $3,561,000.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On September 25, 2003, the Board of Directors declared a cash dividend of $.125 per share on its Class A and Class B stock to holders of record on October 15, 2003, payable November 12, 2003.


RESULTS OF OPERATIONS

The Company ceased business at its Silver Spring location, operating with negative cash flow, in the fourth quarter of fiscal year 2003. The sale of the building, as mentioned above, was closed in August. Two leased locations were closed in fiscal year 2002 at the end of their leases. One center operating at break-even was closed in the first quarter ended September 30, 2001, and in the fourth quarter of that year, after the Company was unable to negotiate a new lease, a profitable location ceased operation. These changes in the number of operating centers affected all income, expense and comparisons for the periods presented in this report.

Net proceeds of $2,168,117 from the sale of the building are included in operating income. Additional expenses of approximately $108,400 attributable to the sale are included in operating expenses, primarily in the employee compensation and benefits category.

Net earnings were $.31 per share for the thirteen-week period ended
September 28, 2003 versus net earnings of $.05 per share for the thirteen-week period ended September 29, 2002. The sale of the building, after taxes, accounted for $.25 per share of the current year quarter earnings.

Operating revenues increased slightly in the current year quarter versus a decrease of 5% for the prior year three-month period. Hurricane Isabel caused closings at almost all of the Maryland and Virginia locations in mid-September. However linage was up over the prior year quarter primarily as a result of promotional pricing during normally slow times. While the promotion produced a lower average game rate and bowling revenue for the quarter was flat, at comparable centers bowling revenue was up 2% over the prior year period.

Food, beverage and merchandise sales were down 1% in the current three-month period and down 6% in the comparable prior year period due primarily to the decrease in the number of operating centers.

Operating expenses excluding depreciation and amortization were up 2% in the current three-month period and 1% in the comparable period last year. Overall, items related to the Silver Spring sale included in operating expenses were responsible for the increase in the current year period. Advertising expenses increased 12% in the current year period versus a decrease of 14% in the prior year quarter. Employee compensation and benefits were up 1% in the current quarter but less than 1% in the prior year quarter.

Supplies and services expenses decreased 17% for the current three-month period after an increase of 8% in last year's three-month period when new masking unit graphics were installed at several locations. Utility costs were down 2% in the current quarter and 11% in the prior year period.

Depreciation and amortization expense decreased 10% in the current year period and 2% in the comparable period last year primarily due to our operating fewer centers. Rent expense was down 2% in the current year's three-month period and 12% in the prior year period due to the closings, mentioned above, of leased locations.

Insurance expense was down 10% in the current year quarter versus an increase of 47% in last year's comparable quarter that included dramatic premium increases from the first renewal after the catastrophic events of September 11, 2001.

CRITICAL ACCOUNTING POLICIES

We have identified accounting for marketable investment securities under SFAS 115 ("Accounting for Certain Investments in Debt and Equity Securities") as a critical accounting policy due to the significance of the amounts included in our balance sheet under the captions of Short-term investments and Marketable equity securities. The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value. The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes. Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $8,175,000 and $7,199,000 at September 28, 2003 and September 29, 2002, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at September 28, 2003, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 28, 2003. There were no significant changes in internal controls or in other factors that significantly affected, or are reasonably likely to materially affect, internal controls during the quarter ended September 28, 2003 or subsequent to the date of their most recent evaluation.

               BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                           S.E.C. FORM 10-Q
                          September 28, 2003

                     PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
(a) Exhibits
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350
99     Press release issued November 11, 2003 (furnished herewith)

(b) Reports on Form 8-K     None

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         Bowl America Incorporated
                                               (Registrant)

Date: November 11, 2003                  By: Leslie H. Goldberg
                                             Leslie H. Goldberg, President



Date: November 11, 2003                  By:  Cheryl A. Dragoo
                                              Cheryl A. Dragoo, Controller

EX-31.1
Exhibit 31.1 to Form 10-Q
                  Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) Or
             15d-14(a) under the Securities Exchange Act of 1934

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

Date:  November 11, 2003
Leslie H Goldberg
Chief Executive Officer

Exhibit 31.2
Exhibit 31.2 to Form 10-Q
                    Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) Or
              15d-14(a) under the Securities Exchange Act of 1934

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

 Date:  November 11, 2003
 Cheryl A. Dragoo
 Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial
Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended September 28, 2003, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  November 11, 2003