Form 10-Q
period 2003-12-28
BOWL AMERICA INC
filed 2004-02-10
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 28, 2003        Commission file Number 0-1830

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

                          YES [X]        NO [ ]
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2)
                          YES [ ]        NO [X]


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 25, 2004

       Class A Common Stock,                           3,670,112
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 28, December 29,  December 28,  December 29,
                               2003         2002          2003          2002
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,163,791   $5,262,668    $ 9,489,060   $ 9,541,652
 Food, beverage and
  merchandise sales          2,143,726    2,264,213      3,963,632     4,111,231
                             _________    _________     __________    __________
                             7,307,517    7,526,881     13,452,692    13,652,883
Operating Expenses
 Compensation and benefits   3,159,693    3,227,739      6,341,283     6,376,064
 Cost of bowling and other   1,571,781    1,453,939      3,092,215     2,949,418
 Cost of food, beverage and
  merchandise sales            706,323      761,304      1,340,358     1,374,654
 Depreciation and
  amortization                 391,647      403,570        786,577       844,722
 General and administrative    166,074      201,241        347,218       372,829
                             _________    _________     __________    __________
                             5,995,518    6,047,793     11,907,651    11,917,687

Net gain on sale of building      -            -         2,168,117          -

Operating Income             1,311,999    1,479,088      3,713,158     1,735,196
 Interest and dividend
  income                       103,361      122,842        199,342       238,278
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,415,360    1,601,930      3,912,500     1,973,474
Provision for income taxes     503,500      578,273      1,426,700       712,400
                             _________    _________     __________    __________

Net Earnings                $  911,860   $1,023,657    $ 2,485,800   $ 1,261,074
                             =========    =========      =========     =========

Earnings per share-basic &
  diluted                         $.17         $.20           $.48          $.25

Weighted average shares
 outstanding                 5,138,574    5,149,834      5,138,574     5,149,915
Dividends paid                $642,322     $617,999     $1,284,645    $1,235,999

 Per share, Class A              $.125         $.12           $.25          $.24
 Per share, Class B              $.125         $.12           $.25          $.24

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $  911,860   $1,023,657    $ 2,485,800    $1,261,074
Other comprehensive
 earnings-net of tax
 Unrealized gain (loss) on
 available for sale
 securities                    199,282      662,608        (33,511)      (68,642)
                             _________    _________      _________     _________
Comprehensive earnings      $1,111,142   $1,686,265    $ 2,452,289    $1,192,432
                             =========    =========      =========     =========


The operating results for the thirteen (13) and twenty-six (26) week periods ended December 28, 2003 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                     AS OF
                                    -----------------------------------
                                    December 28, 2003     June 29, 2003
                                    ________________      _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,294,273          $ 1,503,313
  Short-term investments                9,837,618            9,505,678
  Inventories                             627,490              565,071
  Prepaid expenses and other            2,473,061              590,555
  Income taxes refundable                    -                 443,788
                                       __________           __________
Total Current Assets                   15,232,442           12,608,405
Property, Plant and Equipment
  Net of accumulated depreciation of
  $27,979,914 and $27,208,055          20,286,438           20,287,508
Assets Held for Sale (Note 4)                -                 117,948
Other Assets
  Marketable equity securities          3,915,619            3,932,550
  Cash surrender value-life insurance     471,058              463,579
  Other long-term assets                   67,767              126,517
                                       __________           __________
TOTAL ASSETS                          $39,973,324          $37,536,507
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   641,829          $   700,425
  Dividends payable                       693,707              642,323
  Accrued expenses                        662,375              910,087
  Other current liabilities             1,788,949              354,854
  Income taxes payable                    161,069                 -
  Current deferred income taxes           103,266              103,300
                                       __________           __________
Total Current Liabilities               4,051,195            2,710,989
Long-term Deferred Compensation           133,468              133,468
Noncurrent Deferred Income Taxes        1,719,500            1,738,900
                                       ----------           ----------
TOTAL LIABILITIES                       5,904,163            4,583,357
                                       __________           __________

COMMITMENTS AND CONTINGENCIES (Note 3)

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,670,112 shares                      367,012             367,012
    Class B issued and outstanding -
     1,468,462 shares                      146,846             146,846
  Additional paid-in capital             7,480,008           7,480,257
  Unrealized gain on securities
   available-for-sale,                   1,939,002           1,972,513
  Retained earnings                     24,136,293          22,986,522
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $34,069,161         $32,953,150
                                        __________          __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $39,973,324         $37,536,507
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 28, 2003 AND DECEMBER 29, 2002

                                         December 28,        December 29,
                                            2003                 2002
Cash Flows From Operating Activities:
 Net earnings                             $2,485,800          $1,261,074
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              786,577             844,722
Changes in assets and liabilities
  Increase in inventories                    (62,419)           (121,580)
  (Increase) decrease in prepaid
   expenses & other                       (1,764,558)            178,759
  Decrease in income taxes refundable        443,788             522,625
  Increase in income taxes payable           161,069                -
  Decrease in other long-term assets          51,271              30,395
  Decrease in accounts payable               (58,596)           (154,869)
  Decrease in accrued expenses              (247,770)            (92,974)
  Increase in other current liabilities    1,434,095           1,243,156
                                           _________           _________
Net cash provided by operating activities $3,229,257          $3,711,308
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip     (785,507)           (986,338)
  Net purchases of short-term investments   (368,145)           (962,003)
                                           _________           _________
Net cash used in investing activities     (1,153,652)         (1,948,341)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,284,645)         (1,235,999)
  Purchase of Class A Common Stock              -                 (4,197)
                                           _________           _________
Net cash used in financing activities     (1,284,645)         (1,240,196)
                                           _________           _________

Net Increase in Cash and Equivalents         790,960             522,771
Cash and Equivalents, Beginning of Period  1,503,313           1,633,817
                                           _________           _________
Cash and Equivalents, End of Period       $2,294,273          $2,156,588
                                           =========           =========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  821,900          $  189,775

See notes to condensed consolidated financial statements.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the Twenty-six Weeks Ended
                        December 28, 2003
                           (Unaudited)
1. Basis for Presentation

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. At December 28, 2003, the fair value of these securities was $3,915,619, with an original cost of $859,191, resulting in an unrealized gain of $3,056,428. The telecommunications stocks included in the portfolio as of December 28, 2003 were:

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

3. Commitments and Contingencies

In November 2003, the Company signed an agreement with contingencies for the purchase of property for $1,917,750. According to the agreement, settlement must be completed by February 20, 2004, however, to date, all contingencies have not yet been met.

4.  Assets Held for Sale

On August 25, 2003, the Company consummated the final closing on the sale of the Silver Spring building and assignment of the ground lease and recorded the net pre-tax gain of $2,168,117 on the sale.

5.  Reclassifications

Certain previous amounts have been reclassified to conform with current period presentation.



                    BOWL AMERICA INCORPORATED
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 28, 2003

Liquidity and Capital Resources

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $12,132,000 at the end of the second quarter of fiscal 2004 or $922,000 higher than at the beginning of the quarter and $1,123,000 higher than at the beginning of the fiscal year. The increased funds result from operations and reflect the seasonal nature of the bowling business which is strongest from September through May.

Funds of approximately $2,200,000, from the sale of the Silver Spring building and assignment of ground lease in August 2003, remain in escrow in anticipation of a property purchase, and are not included in the amounts above. The escrow amount is included in the Prepaid and other category on the Condensed Consoli-dated Balance Sheets. The Company has signed a contract with contingencies, not yet met, for the purchase of property that could qualify as a like-kind exchange in order to defer taxes on the approximately $2,168,117 gain from the sale.

In the six-month period ended December 28, 2003, the Company expended approximately $786,000 replacing outdated assets and for the purchase of bowling and restaurant equipment and amusement games as part of a continuing program to modernize centers. The Company is actively seeking property in our existing market areas for the development of additional bowling centers. Cash and cash flow are sufficient to finance all contemplated purchases and construction. The Company's holdings of marketable equity securities, primarily consisting of telecommunications stocks, are another potential source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended December 28, 2003, the market value increased by $355,000 to approximately $3,916,000.

Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 28, 2003, approximately $1,500,000 in league deposits are included in the current liabilities category.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On December 2, 2003, the Board of Directors declared a cash dividend of $.135 per share on its Class A and Class B Common Stock, payable on February 11, 2004, to holders of record as of January 9, 2004.

Results of Operations

In the fourth quarter of fiscal 2003, the Company ceased operations at its Silver Spring center. The sale of the center that was operating with a negative cash flow was consummated in August 2003. In fiscal year 2002, two centers were closed at the expiration of their leases. One center, operating at break-even, was closed at the end of the first quarter of fiscal 2002, and a profitable center was closed in May 2002 after the Company was unable to negotiate a new lease. The changes in the number of centers in operation affected all income, expense and comparisons for the periods presented in this report.

Net earnings were $.17 per share for the thirteen-week period ended
December 28, 2003, versus net earnings of $.20 per share for the thirteen-week period ended December 29, 2002. For the current twenty-six week period net earnings per share were $.48 compared to $.25 for the comparable period a year ago. The sale of Silver Spring, after taxes, contributed $.25 per share to the current year-to-date earnings.

Operating revenues decreased 3% for the three-month period ended December 28, 2003 versus a decrease of 4% in the comparable period a year ago. For the current six-month period operating revenues were down 2% versus a 5% decrease in the prior year six-month period. Operating revenues from bowling and other declined approximatley 2% in the quarter and less than 1% for the six-month period ended December 28, 2003, compared to a drop of 5% in the prior year comparable quarter and six-month periods. As mentioned above, the operation of fewer locations is the primary factor in the decreases. Despite fewer locations in operation, linage for the current six-month period is up slightly over the prior fiscal year comparable period, in part a result of promotional pricing during normally slow times.

Food, beverage and merchandise sales were down 5% in the current year quarter and down 4% in the six-month period partially as a result of a change in the diner area of Bowl America Gaithersburg so that is more closely linked to bowling operations. The Company believes that the revised marketing plan will enhance the profitability of the bowling center. Cost of food, beverage and merchandise sales declined due to the lower sales.

Operating expenses excluding depreciation and amortization were flat in the current three and six month periods versus a decrease of 2% in both the three and six month periods of the prior year. Employee compensation and benefits were down 2% in the current quarter and flat for the six-month period although health insurance expense continued to rise.

Maintenance and repair costs were up 13% in the six-month period ended December 28, 2003 versus a decrease of 9% in the comparable period last year. Building and heating repairs were primarily responsible for the current year increase. Both year-to-date periods included similar snow removal costs. Advertising costs during the current twenty-six week period increased 17% compared to a 6% decrease in the prior year comparable period. In the current year period the Company ran a print advertising campaign announcing our new website. Utility costs for the quarter and six-month periods ended December 28, 2003 were down 2%, and down 4% and 8% in the prior year comparable periods. Bowling supplies and services costs were down 6% for the six-month period compared to an 2% increase in the prior year period.

Depreciation and amortization expense decreased 7% in the year-to-date period and 5% in the comparable prior year period. The primary reason for the decreases is the reduced number of centers in operation. Rent expense was flat in the current year six-month period and down 16% in the prior year comparable period due to the closing of leased centers mentioned above. Insurance expense, excluding health and life, increased 2% through the six-month period ended December 28, 2003 as compared to 42% in the six-month period a year ago that included premium increases following September 11, 2001.

CRITICAL ACCOUNTING POLICIES

We have identified accounting for marketable investment securities under SFAS 115 ("Accounting for Certain Investments in Debt and Equity Securities") as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Short-term investments and Marketable equity securities. The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value. The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes. Additionally, from time to time the Company must assess whether write-downs are necessary for the temporary declines in value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $9,575,000 and $9,146,000 at December 28, 2003 and December 29, 2002, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at December 28, 2003, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 28, 2003. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 28, 2003, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q
                        December 28, 2003

                   PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting on December 2, 2003 the Class A shareholders approved the appointment of Director Warren T. Braham for a one year period to expire at the 2004 Annual Meeting. The votes were cast as follows:

                 For    3,324,910     Withheld   47,344

At the annual meeting on December 2, 2003, the Class A shareholders approved the appointment of Director Allan L. Sher for a one year period to expire at the 2004 Annual Meeting. The votes were cast as follows:

                 For    3,328,221     Withheld   44,033

At the annual meeting on December 2, 2003, the Class B shareholders approved the appointment of Merle Fabian, Leslie H. Goldberg, Stanley H. Katzman, A. Joseph Levy, Ruth Macklin and Irvin Clark, as listed in the proxy statement for the December 2, 2003 meeting, for a one year period to expire at the 2004 Annual Meeting. The votes were cast as follows:

                 For   14,551,220     Withheld    0


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
    10    Employment Contract, dated December 31, 2003, with Irvin Clark
    31.1  Certification of Chief Executive Officer
    31.2  Certification of Chief Financial Officer
    32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K   None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant

February  10, 2004                 Leslie H. Goldberg
Date                               President

February  10, 2004                 Cheryl A. Dragoo
Date                               Controller

EXHIBIT 10                 EMPLOYMENT CONTRACT

          THIS AGREEMENT is dated as of the 31st day of December, 2003, by and between BOWL AMERICA INCORPORATED, hereinafter called "Corporation", and Irvin Clark, hereinafter called "Clark",

          WITNESSETH:

          WHEREAS the parties desire to enter into an Employment Contract to go into effect on January 1, 2004;

          NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter contained, the parties hereby agree as follows:

          1. Corporation hereby employs Clark, and Clark hereby agrees to work for Corporation for the year commencing January 1, 2004, and expiring on December 31, 2004.
          2. Clark shall serve as General Manager of the Corporation, performing the functions and duties normally performed by a General Manager.
          3. Clark shall devote his full time and attention to the affairs of the Corporation.
          4. Clark shall be entitled by way of remuneration for his services the sum of $160,000 per year to be paid in bi-weekly installments.
          5. This Agreement is purely personal with Irvin Clark and in the event of his death or total disability during the contract period, this agreement shall terminate and the obligations of the Corporation to make any payments shall cease.

                                              BOWL AMERICA INCORPORATED
                                              By: Leslie H. Goldberg, President

ATTEST: Michael T. Dick
Assistant Secretary                           Irvin Clark

EXHIBIT 31.1
Exhibit 31.1 to Form 10-Q
                   Certification of Chief Executive Officer
    Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) Or
             15d-14(a) under the Securities Exchange Act of 1934

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsid-iaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectivness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal contol over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  February 10, 2004                     Leslie H. Goldberg
                                             Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsid-iaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectivness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal contol over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  February 10, 2004                     Cheryl A. Dragoo
                                             Chief Financial Officer

EXHIBIT 32

Written Statement of the Chief Executive Officer and Chief Financial Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended December 28, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
Chief Executive Officer

Cheryl A. Dragoo
Chief Financial Officer

Date:  February 10, 2004