Form 10-Q
period 2004-03-28
BOWL AMERICA INC
filed 2004-05-11
CIK 13573

FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended March 28, 2004           Commission file Number 0-1830

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

                                               Shares Outstanding at
                                                   April 25, 2004

       Class A Common Stock,                           3,670,112
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                              March 28,    March 30,     March 28,     March 30,
                                2004         2003          2004         2003
                            _______________________   _________________________
Operating Revenues
 Bowling and other          $6,262,066   $6,204,957    $15,751,126  $15,746,609
 Food, beverage and
  merchandise sales          2,521,203    2,639,884      6,484,835    6,751,115
                             _________    _________     __________   __________
                             8,783,269    8,844,841     22,235,961   22,497,724
Operating Expenses
 Compensation and benefits   3,287,212    3,437,520      9,628,495    9,813,584
 Cost of bowling and other   1,556,491    1,535,587      4,648,706    4,485,005
 Cost of food, beverage and
  merchandise sales            754,646      812,340      2,095,004    2,186,994
 Depreciation and
  amortization                 391,647      403,570      1,178,224    1,248,292
 General and administrative    209,883      219,657        557,101      592,486
                             _________    _________     __________   __________
                             6,199,879    6,408,674     18,107,530   18,326,361
Net gain from sale of
  building                                               2,168,117

Operating Income             2,583,390    2,436,167      6,296,548    4,171,363
 Interest and dividend
  income                       105,947      130,696        305,289      368,974
                             _________    _________     __________   __________
Earnings before provision
 for income taxes            2,689,337    2,566,863      6,601,837    4,540,337
Provision for income taxes     984,900      926,600      2,411,600    1,639,000
                             _________    _________     __________   __________

Net Earnings                $1,704,437   $1,640,263    $ 4,190,237  $ 2,901,337
                             =========    =========      =========    =========
Earnings per share-basic &
  diluted                         $.33         $.31           $.81         $.56

Weighted average shares
 outstanding                 5,138,574    5,149,238      5,138,574    5,149,689

Dividends paid                $693,708     $617,957     $1,978,353   $1,853,956

 Per share, Class A              $.135         $.12          $.385         $.36
 Per share, Class B              $.135         $.12          $.385         $.36

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,704,437   $1,640,263    $ 4,190,237   $2,901,337
Other comprehensive
 earnings-net of tax
 Unrealized gain (loss) on
 available for sale
 securities                    134,662     (370,400)       101,151     (439,042)
                             _________    _________      _________    _________
Comprehensive earnings      $1,839,099   $1,269,863    $ 4,291,388   $2,462,295
                             =========    =========      =========    =========


The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 28, 2004 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                     March 28, 2004     June 29, 2003
                                    ________________      _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 2,312,472          $ 1,503,313
  Short-term investments               12,513,981            9,505,678
  Inventories                             467,968              565,071
  Prepaid expenses and other              679,504              590,555
  Income taxes refundable                  83,331              443,788
                                       __________           __________
Total Current Assets                   16,057,256           12,608,405
Property, Plant and Equipment
  less accumulated depreciation of
  $28,169,616 and $27,208,055          22,022,656           20,287,508
Assets Held for Sale (Note 3)                -                 117,948
Other Assets
  Marketable equity securities          4,108,673            3,932,550
  Cash surrender value-life insurance     465,794              463,579
  Other long-term assets                   67,767              126,517
                                       __________           __________
TOTAL ASSETS                          $42,722,146          $37,536,507
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   603,359          $   700,425
  Dividends payable                       693,708              642,323
  Accrued expenses                        766,077              910,087
  Other current liabilities             2,666,953              354,854
  Current deferred income taxes           103,266              103,300
                                       __________           __________
Total Current Liabilities               4,833,363            2,710,989
Long-term Deferred Compensation            74,278              133,468
Noncurrent Deferred Income Taxes        2,599,954            1,738,900
                                       __________           __________
TOTAL LIABILITIES                       7,507,595            4,583,357
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,670,112 shares                      367,012             367,012
    Class B issued and outstanding -
     1,468,462                             146,846             146,846
  Additional paid-in capital             7,480,008           7,480,257
  Accumulated other comprehensive
   earnings-Unrealized gain on
   available-for-sale securities,
   net of tax                            2,073,664           1,972,513
  Retained earnings                     25,147,021          22,986,522
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $35,214,551         $32,953,150

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $42,722,146         $37,536,507
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE THIRTY-NINE WEEKS ENDED MARCH 28, 2004 AND MARCH 30, 2003

                                           March 28,          March 30,
                                             2004               2003
Cash Flows From Operating Activities:
 Net earnings                             $4,190,237          $2,901,337
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,178,224           1,248,292
 Changes in assets and liabilities
  Decrease in inventories                     97,103              57,910
  Decrease (increase) in prepaid
   expenses & other                           28,999            (358,550)
  Decrease in income taxes refundable           -                699,768
  Decrease in other long-term assets          56,535              30,395
  Decrease in accounts payable               (97,066)            (15,436)
  (Decrease) increase in accrued expenses   (144,010)             31,675
  Increase in income taxes payable         1,161,899             158,438
  Increase in other current liabilities    2,312,099           2,103,597
  Decrease in long-term deferred comp        (59,190)               -
                                           _________           _________
Net cash provided by operating activities $8,724,830          $6,857,426
                                           _________           _________

Cash flows from investing activities
  Expenditures for property,plant,equip   (2,913,372)         (1,358,971)
  Net purchases of short-term investments (3,025,071)         (2,482,512)
  Proceeds from AMF cash merger                1,125                -
                                           _________           _________
Net cash used in investing activities     (5,937,318)         (3,841,483)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,978,353)         (1,853,956)
  Purchase of Class A & B Common Stock          -               (180,665)
                                           _________           _________
Net cash used in financing activities     (1,978,353)         (2,034,621)
                                           _________           _________

Net Increase in Cash and Equivalents         809,159             981,322
Cash and Equivalents, Beginning of Period  1,503,313           1,633,817
                                           _________           _________
Cash and Equivalents, End of Period       $2,312,472          $2,615,139
                                           =========           =========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,249,700          $  780,794

See notes to condensed consolidated financial statements.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Thirty-nine Weeks Ended
                             March 28, 2004

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. The telecommunications stocks included in the portfolio as of March 28, 2004 were:

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

3.  Assets Held for Sale

On August 25, 2003, the Company consummated the final closing on the sale of the Silver Spring building and assignment of the ground lease and recorded the pre-tax gain of $2,168,117 on the sale.

4.  Reclassifications

Certain previous period amounts have been reclassified to conform with current period presentation.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                              March 28, 2004

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $14,826,000 at the end of the third quarter of fiscal 2004, or $2,694,000 higher than at the beginning of the quarter and $3,817,000 higher than at the beginning of the fiscal year. The increased funds resulted primarily from operations and reflect the seasonal nature of the business which is strongest from September through May.

On February 20, 2004, the Company completed the purchase of land in Henrico County, Virginia, for approximately $1,924,000. The land was acquired for construction of a bowling center and the Company is moving to satisfy requirements for the development of the property. Financing for this transaction was provided by the funds held in escrow from the gain on the sale of the Silver Spring building and assignment of ground lease. This transaction is expected to qualify as a like-kind exchange, enabling taxes on the gain to be reclassified as non-current deferred tax.

During the nine-month period ended March 28, 2004, the Company also expended approximately $989,000 for the purchase of bowling and restaurant equipment and some amusement games as existing locations were upgraded. The Company is actively seeking property for the development of additional bowling centers. Cash and cash flow are sufficient to finance all contemplated purchases and construction. The Company's holdings of marketable equity securities, primarily consisting of telecommunications stocks, are another potential source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended March 28, 2004, the market value increased by $193,000 to approximately $4,109,000.

Current liabilities include approximately $2,242,000 in league deposits of prize fund monies made throughout the winter league bowling season, that are returned to the leagues at the end of the bowling schedule, generally during the fourth quarter.

While no factors requiring a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On March 23, 2004, the Board of Directors declared a cash dividend of $.135 per share on its Class A and Class B Common Stock, payable May 12, 2004, to holders of record as of April 30, 2004.

Results of Operations

The Company ceased operations at its unprofitable Silver Spring location in the fourth quarter of fiscal 2003, consummating the sale of the building in August 2003. In fiscal year 2002, two centers were closed at the expiration of their leases. One center, operating at break-even, was closed at the end of the first quarter of fiscal 2002, and a profitable center was closed in May 2002 after the Company was unable to negotiate a new lease. The changes in the number of centers in operation affected all income, expense and comparisons for the periods presented in this report.

Net earnings were $.33 per share for the thirteen-week period ended March 28, 2004, versus net earnings of $.31 per share for the thirteen-weeks ended March 30, 2003. For the current thirty-nine week period net earnings per share were $.81 compared to $.56 for the comparable period a year ago. The sale of Silver Spring, after taxes, provided approximately $.25 per share of the net earnings for the current nine-month period. Excluding that gain, net earnings would have been $.56 per share.

Operating revenues decreased 1% for the three-month period ended March 28, 2004, versus a 2% decrease in the comparable period a year ago during which snow storms resulted in closings at all of the Company's northern centers. For the current nine-month period operating revenues were down 1% versus a 3% decrease in the prior year nine-month period.

Bowling and other revenue increased 1% during the current quarter partially due to a higher average price per game that helped to offset the lower number of games bowled. For the current nine-month period bowling and other revenue was flat. Food, beverage and merchandise sales were down 4% for both the current quarter and year-to-date periods. In order to counter declining merchandise sales, Bowl America instituted the website babowlingstore.com in late March 2004, making merchandise available directly to consumers at more competitive prices.

Food and beverage sales were down due to the closure of the Silver Spring location and the change in food service operations at Gaithersburg placing emphasis on serving bowlers. This change has resulted in improved profitability as food costs and labor costs declined at a higher rate than the decline in sales. In the prior year, sales for the quarter were flat and were down 3% in the nine-month period. Cost of sales was down 7% in the current quarter and 4% in the year-to-date period as a result of reduced sales.

Operating expenses excluding depreciation and amortization were down 3% in the current three-month period and decreased 1% in the nine-month period ended March 2004. In the prior year the three-month comparable period showed a slight decrease, but the nine-month period expenses were down 1%. Employee compensation and benefits were down 4% and 2% in the current quarter and nine-month periods, respectively, despite an increase in health insurance costs, and were flat in both comparable periods last year.

Cost of bowling and other services was up 1% in the current quarter and 4% in the current nine-month period. In that regard, maintenance and repair costs were down 24% in the current quarter versus an increase of 5% in the three-month period ended March 30, 2003 when snow removal costs were higher than normal. For the nine-month period ended March 28, 2004, maintenance and repair costs were down 1%. During the current nine-month period the Company spent 7% more on advertising compared to the prior year comparable period. Utility costs were up 1% in the current quarter down 1% for the nine-month period. Last year costs were flat in the quarter and down 6% in the nine-month period. Bowling supplies and services costs were up 5% for the nine-month period partially the result of timing of bulk purchases of maintenance supplies.

Depreciation and amortization expense decreased 6% in the current and prior nine-month periods primarily as a result of fewer centers in operation. Rent expense was up 1% in the current nine-month period and down 16% in the prior year comparable period due to the closing of centers mentioned above. For the current nine-month period insurance expense, excluding health and life insurance, increased 6% versus a 30% increase for the nine-month period ended March 30, 2003 that included premium increases following September 11, 2001.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $12,514,000 and $10,666,000 at March 28, 2004 and March 30, 2003, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at March 28, 2004, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 28, 2004. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 28, 2004, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q
                         March 28, 2004

                   PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
    31.1  Certification of Chief Executive Officer
    31.2  Certification of Chief Financial Officer
    32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K
    A Form 8-K dated March 31, 2004, reporting a change in the Registrant's Certifying Accountants (Item 4) was filed on April 6, 2004, and an amendment to that report was filed on April 13, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant

May 12, 2004                       Leslie H. Goldberg
Date                               President

May 12, 2004                       Cheryl A. Dragoo
Date                               Controller

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectivness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 12, 2004                          Leslie H. Goldberg
                                             Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectivness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 12, 2004                          Cheryl A. Dragoo
                                             Chief Financial Officer

Exhibit 32

 Written Statement of the Chief Executive Officer and Chief Financial Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended March 28, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
Chief Executive Officer

Cheryl A. Dragoo
Chief Financial Officer

Date:  May 12, 2004