Form 10-K
period 2004-06-27
BOWL AMERICA INC
filed 2004-09-23
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 27, 2004        Commission file Number 1-7829

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

     As of December 28,2003, which was the last business day of the registrant's most recently completed second quarter, 3,670,112 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates was approximately $33 million. As of that date 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 28, 2003, the total aggregate market value for both classes of common stock held by nonaffiliates would be approximately $34 million.




                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after June 27, 2004 are incorporated into Part III of this Form 10-K. Portions of Bowl America's 2004 Annual Report to shareholders are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2004 10-K FILING

                                    PART I
                                                                          Page
Cover Page
Documents Incorporated by Reference
Index

ITEM 1.  Business
         (a)   General Development of Business                               1
         (b)   Financial Information about Industry Segments                 1
         (c)   Narrative Description of Business                             1
         (d)   Foreign Operations                                            1

ITEM 2.  Properties                                                          2

ITEM 3.  Legal Proceedings                                                   2

ITEM 4.  Submission of Matters to a Vote of Security Holders                 2

                                    PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   2

ITEM 6.  Selected Financial Data                                             2

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               2

ITEM 7a. Quantitative and Qualitative Disclosure About Market Risk           2

ITEM 8.  Financial Statements and Supplementary Data                         3

ITEM 9.  Changes in and Disagreements with Accountants and
         Financial Disclosure                                                3

ITEM 9A. Controls and Procedures                                             3
                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant                  3

ITEM 11. Executive Compensation                                              3

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         (a) Security Ownership of Certain Beneficial Owners                 3
         (b) Security Ownership of Management                                3
         (c) Changes in Control                                              3
         (d) Securities Authorized for Issuance Under Equity
             Compensation Plans                                              3




                           BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2004 10-K FILING

                                   PART III
                                  (Continued)
                                                                          Page
ITEM 13. Certain Relationships and Related Transactions
         (a) Transactions with Management and Others                         3
         (b) Certain Business Relationships                                  3
         (c) Indebtedness of Management                                      3
         (d) Transactions with Promoters                                     3

ITEM 14. Principal Accountant Fees and Services                              4

                                   PART IV

ITEM 15. Exhibits, Financial Statements and Reports on Form 8-K
         (a)1. Financial Statements                                          4
         (a)2. Exhibits                                                      4
         (b)   Reports on Form 8-K                                           5

Signatures                                                                 6-7

                                   PART I
ITEM 1.  BUSINESS

         (a)   General Development of Business
         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 18 bowling centers.
         In February 2004 the Company purchased land in the Richmond, Virginia area using funds received from the sale of Bowl America Silver Spring in August 2003. The sale and purchase are classified as a like-kind exchange, effectively deferring the tax on $1.9 million of the $2.2 million gain on the sale. Building of a new 40 lane bowling center is expected to begin when all permits have been received. The center is expected to open in the first quarter of fiscal year 2006.

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

         (c)   Narrative Description of Business
         As of September 1, 2004 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and three bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 716 lanes.
         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and playroom facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center retails bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling.
         The bowling equipment essential for the Company's operation is readily available. The major source of its equipment is Brunswick Corporation.
         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the field. The principal method of competition is the quality of service furnished to the Company's customers.
Its primary competitors are two large bowling equipment manufacturers, Brunswick Corporation and AMF Bowling Worldwide, Inc.
         Compliance with federal, state and local environmental protection laws has not materially affected the Company.
         The number of persons employed by the Company and its subsidiaries is approximately 700.

         (d)   Foreign Operations

         The Company has no foreign operations.

                                   -1-
ITEM 2.  PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended June 27, 2004.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a) The information set forth in the section entitled "Market Information", "Holders", and "Dividends" on page 3 of the Company's June 27, 2004 Annual Report is incorporated by reference herein.
         (b) Not applicable
         (c) On June 21, 2004, the Registrant repurchased 801 shares of its Class A Common Stock from one stockholder at a price of $14.20 per share.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's June 27, 2004 Annual Report is incorporated by reference herein. Such information should be read in conjunction with the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's June 27, 2004 Annual Report is incorporated by reference herein.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $11,681,729 and $9,505,678 at June 27, 2004 and June 29, 2003, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at June 27, 2004, a 10% decline in the average yield would not have a material impact on our interest income.
                                 -2-
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Reports of Independent Registered Public Accounting Firms and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 13 of the Company's June 27, 2004 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         A Form 8-k dated May 12, 2004, confirming the change in the Registrant's certifying accountants (Item 4) as reported on Form 8-K filed April 6, 2004, was filed on May 17, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of June 27, 2004. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter of the Company's fiscal year ended June 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
                                 -3-
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)1.  Financial Statements
                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Reports of Independent Registered Public Accounting Firms

               Consolidated balance sheets - June 27, 2004 and June 29, 2003

               Consolidated statements of earnings and comprehensive earnings
               - years ended June 27, 2004, June 29, 2003, and June 30, 2002

               Consolidated statements of stockholders' equity - years ended June 27, 2004, June 29, 2003, and June 30, 2002

               Consolidated statements of cash flows - years ended June 27, 2004, June 29, 2003, and June 30, 2002

               Notes to the consolidated financial statements - years ended June 27, 2004, June 29, 2003, and June 30, 2002

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

               31.1 Written statement of Chief Executive Officer (Rule 13a-14a Certification)
               31.2 Written statement of Chief Financial Officer (Rule 13a-14a Certification)
               32 Written statement of Chief Executive and Chief Financial Officers (Section 1350 Certifications)
                                 -4-
         (b)   Reports on Form 8-K:

               A Form 8-K dated May 12, 2004, confirming the change in the Registrant's certifying accountants (Item 4) as reported on Form 8-K filed April 6, 2004, was filed on May 17, 2004.

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

Date:  September 23, 2004



Cheryl A. Dragoo
Chief Financial Officer,
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 23, 2004

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

Date:  September 23, 2004

Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 23, 2004                   Date:  September 23, 2004

Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 23, 2004                   Date:  September 23, 2004

Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 23, 2004                   Date:  September 23, 2004

Irvin Clark
Director

Date:  September 23, 2004

                           BOWL AMERICA INCORPORATED
                              PRESIDENT'S LETTER

September 20, 2004

Dear Fellow Owners:


WOW!!!

For the first time in ten years, we are building a bowling center from scratch.

This one is Irv Clark's baby from start to finish which gives us the feeling it will be the best one we have ever built. Located just north of Richmond, it is in the center of a growing commercial area and will serve an expanding population. It will add to our standing as the best and oldest continually operating bowling company in the Richmond area.

Good new locations are necessary to provide us as owners with real income from our investment in Bowl America. "Real" has meant that increases in our dividends have more than offset inflation. The record of 32 consecutive years of dividend increases has enabled us to meet that objective without requiring us to dispose of our Bowl America stock.

The word "increase" suggests building on something that existed before. That is fundamental to our approach. While we generate great enthusiasm for each new project, it is important that we continue to wisely use our existing assets. Two of our most successful bowling centers today-Bowl America Shirley and Bowl America Falls Church-were our first two bowling centers and are over forty years old. We try to capture the enthusiasm generated by new projects and apply it broadly in the Company. There is no return like the return on an investment that is already paid for.

Location in any retail business is important, but we have always felt that longevity flows from great customer service and great customer service flows from people who enjoy what they do. I have always been pleased that so many of our employees are bowling enthusiasts.

You should note this will be the first bowling center we have ever built in which the owners will get to keep half the profits generated from the business. Prior to the recent reduction in dividend tax rates to 5% and 15%, Bowl America owners had to pay $2.00 in taxes to keep $1.00 of the earnings the Company generated. This was the result of our relatively unsheltered corporate tax rate combined with personal taxes on dividends. That, of course, isn't the end of it. If you happen to die at a time when our market price exceeds our per share retained earnings, the Government might extract an amount greater than what the company earned on your behalf.

Relying on dividends to share our Company's success has a positive impact on corporate governance. The dividend has to have cash to support it. Virtually all of the financial misdeeds we have noted in the last few years have been driven by an attempt to run up the price of a stock so that the perpetrators could either borrow against it or sell it before the bubble burst.

Another group shares the need for price increases, but has an even shorter horizon. These are the so-called money managers, whether they be mutual funds, pension funds or insurance companies, that are threatened with investor defection it they didn't "match market performance". It is ironic that all the proposals for changing corporate governance would place more control into this group's hands even though we now know they simply do not operate in the interests of the real owners of the shares. We can't justify overlaying an "ownership economy" on the current foundation.

The combination of the fund managers with a next morning price horizon and company managements required to spend their time on accounting minutia rather than stimulating innovation and growth will probably eventually push us into the European type of supervisory board of directors. If that results in a 12% unemployment rate here as it has elsewhere, we might hear it called "an unforeseen consequence." Of course, all those people with time on their hands may want to go bowling.

                                        Leslie H. Goldberg, President

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
    Cash flow provided by operating activities in fiscal 2004 was $5,502,000 which was sufficient to meet day-to-day cash needs. Short-term investments consisting mainly of U.S. Treasury Notes and Bills, cash and cash equivalents totaled $13,002,000 at the end of fiscal 2004 compared to $11,009,000 at the end of fiscal 2003.
    In February 2004 the Company acquired land in Henrico County, Virginia. Financing for the property was provided by the $2.3 million received from the sale of the Silver Spring building and assignment of ground lease in August 2003. The transaction completed a like-kind exchange under Section 1031 of the Internal Revenue Code enabling taxes on approximately $2.0 million of the $2.2 million gain on the sale of Silver Spring to be deferred.
    Although no building or equipment contracts for the location have been signed, the Company is currently in the process of obtaining all necessary permits to begin construction of a 40-lane bowling center at an estimated cost of $5 million, which, barring unforeseen circumstances, is expected to open in the first quarter of fiscal 2006.
    During fiscal year 2004, the Company expended approximately $1,000,000 for the purchase of bowling and restaurant equipment and amusement games, continuing to upgrade current facilities. Approximately $689,000 of the funds were from operating activities and the remaining $311,000 was provided by escrow funds from the building sale. The Company has signed purchase agreements totaling approximately $860,000 to replace all remaining wooden bowling lanes and to purchase bowling pins for the new season.
    The Company is actively seeking property for the development of new bowling centers. Cash and cash flows are sufficient to finance all contemplated construction and purchases and to meet short-term purchase commitments and operating lease commitments, detailed in the table below. The Company's holdings of marketable equity securities, primarily telecommunication stocks, are an additional source of expansion capital. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on June 27, 2004 was $4.0 million compared to approximately
$3.9 million at June 29, 2003.

 Contractual                   Less than       1-3        3-5      More than
 Obligations         Total      1 year        Years      Years      5 years

 Operating lease
  obligations      $1,867,581    $283,721    $567,442    $567,442   $448,976

 Purchase
  Obligations         860,000     860,000         -          -          -

 Total             $2,727,581  $1,143,721    $567,442    $567,442   $448,976

    Cash dividends of $.52 per share, totaling $2.7 million were paid to shareholders during the 2004 fiscal year making this the thirty-second consecutive year of increased dividends per share. In June 2004, the Company declared a $.135 per share dividend that was paid in August 2004. While no factors calling for a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.
    In May 2003, the Company ceased operating the Silver Spring facility after entering into an agreement to sell the building. Two leased locations were closed during fiscal 2002.

RESULTS OF OPERATIONS
    Eighteen centers were in operation during 2004 while nineteen centers were in operation during the peak season of fiscal 2003. In the comparable fiscal 2002 season, twenty locations were operating. The changes in the number of centers in operation affected all income, expense and comparisons for the periods presented in this report. Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks.
    Operating revenues excluding the $2.2 million gain on the sale of Silver Spring, mentioned above, decreased by $942,000 or 3% in fiscal 2004. Bowling and other revenue declined 2%. However, at comparable locations, this category of revenue was up slightly as an increase in the average game rate helped to offset the decrease in games bowled.
    Food, beverage and merchandise sales decreased 6% in the current year primarily as a result of the closing of Silver Spring and the end of the full service restaurant operation at Gaithersburg. The change resulted in increased profitability as costs declined at a higher rate than the decline in sales.
The Company established a website for the sale of merchandise directly to consumers.
    In fiscal 2003 operating revenues decreased by 2% overall and like percentages in both the bowling and other and food, beverage and merchandise sales categories. During fiscal 2003 winter snowstorms caused the closing of all locations in the Company's northern market although the fourth quarter benefited from league play make-up games and rainy weather.
    Total operating expense decreased approximately $724,000 or 3% in the current year and 1% in the prior year. Costs for employee compensation and benefits were down $287,000 or 2% in the current year although group health insurance costs were up $49,000 or 10% over the prior year period. In the current year employees benefited from the gain on the sale of Silver Spring as the Company's contribution to the profit-sharing and employee stock ownership plans increased by $86,000 or 30% over the prior year. In the prior year employee compensation and benefit costs were flat despite a 12% increase in health insurance premiums.
    Maintenance costs decreased 9% in the current year after an increase of 7% in fiscal year 2003. This year no lanes were resurfaced as the remaining wooden lanes are being replaced by plastic overlays. Lanes at several centers were resurfaced last year. Snow removal costs were also responsible for the prior year increase.
    Supplies expenses were up 5% in fiscal 2004 and down 1% in the prior fiscal
year.   Advertising costs were up 17% in the current year primarily from campaigns to increase awareness of our websites and facilities for corporate outings. Last year advertising costs were up 3%. Utility costs declined slightly in fiscal 2004 compared to a 6% decrease in the prior year.
    Rent expense decreased 2% in the current year and 19% in the prior year primarily as a result of fewer leased locations in operation. Insurance expense, excluding health and life, was down 8% in fiscal 2004 as the market softened. In the prior year insurance costs increased 15%.
    Depreciation expenses decreased by $81,000 and $151,000 or 5% and 8% in fiscal 2004 and 2003, respectively. Large assets reaching full depreciation and fewer locations in operation were responsible for the decreases in both years.
    Interest and dividend income declined from the prior year. The 14% increase in common stock dividends received was more than offset by the lower interest rates on debt securities.
    Effective income tax rates for the Company were 37.4% for fiscal 2004, 35.9% in 2003 and 36.1% in 2002, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments and the state tax exemption for interest on U.S. Government obligations. For fiscal 2004, although the tax on the gain from the sale of Silver Spring is deferred, it is accounted for at current effective tax rates as required by accounting standards.

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

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

                                      For the Years Ended
                       June 27,    June 29,    June 30,     July 1,     July 2,
                         2004        2003        2002        2001        2000
                     __________________________________________________________
Operating Revenues   $28,433,689 $29,375,692 $29,809,586 $29,400,903 $28,902,200
Operating Expenses    23,539,032  24,262,944  24,416,010  24,508,226  23,151,241
Interest and dividend
 Income                  413,738     475,598     598,982   1,035,712     823,470
Gain on Sale of Land,
 Buildings and
 Equipment             2,201,240        -           -           -           -
                      __________  __________  __________  __________  __________
Earnings before pro-
 vision for income
 taxes                 7,509,635   5,588,346   5,992,558   5,928,389   6,574,429
Provision for income
 taxes                 2,807,896   2,005,000   2,174,000   2,060,000   2,361,000
                      __________  __________  __________  __________  __________
Net Earnings         $ 4,701,739 $ 3,583,346 $ 3,818,558 $ 3,868,389 $ 4,213,429

Weighted Average
 Shares Outstanding
 Basic & Diluted       5,138,559   5,145,934   5,132,083   5,222,876   5,587,892

Earnings Per Share
 Basic & Diluted          $.91        $.70        $.74        $.74        $.75

Net Cash Provided by
 Operating Activities $5,501,857  $5,450,867  $5,954,909  $4,795,680  $6,636,768
Cash Dividends Paid   $2,672,062  $2,470,081  $2,371,121  $2,256,182  $2,197,659
Cash Dividends Paid
 Per Share-Class A        $.52        $.46        $.46        $.45        $.43
          -Class B        $.52        $.48        $.46        $.45        $.43
Total Assets         $40,579,581 $37,536,507 $36,562,578 $37,509,243 $40,622,676
Stockholders' Equity $34,896,581 $32,953,150 $32,682,139 $32,614,517 $34,779,772
Net Book Value Per
 Share                   $6.79       $6.41       $6.35       $6.64       $7.11
Net Earnings as a %
 of Beginning Stock-
 holders' Equity         14.3%       11.0%       11.7%       11.1%       11.9%
Lanes in Operation         716         716         746         820         854
Centers in Operation        18          18          19          21          22

All share and per share amounts (excluding Net Book Value Per Share) have been adjusted to reflect both the 5% stock dividend distributed on July 26, 2001 and the 5% stock dividend distributed on July 26, 2000.



Market Information
The principal market on which the Company's Class A Common Stock is traded is the American Stock Exchange. The Company's Class B Common Stock is not listed on any exchange and is not traded. This stock can be converted to Class A Common Stock at any time. The table below presents the price range of the Company's Class A stock in each quarter of fiscal 2004 and 2003.

       2004        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _________________________________________________________
       High         13.10      14.00        15.25       14.70
       Low          10.67      12.81        14.00       14.05

       2003        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _______________________________________________________
       High         12.00       12.15       11.95       11.73
       Low          11.00       11.50       11.50       11.12

Holders
The approximate number of holders of record of the Company's Class A Common Stock as of June 27, 2004 is 423 and of the Company's Class B Common Stock is 28.

Cash Dividends
The table below presents the cash dividends per share of Class A and Class B stock paid, and the quarter in which the payment was made during fiscal 2004 and 2003.

                        Class A Common Stock
              Quarter            2004              2003
              ___________________________________________
              First            12.5 cents        12 cents
              Second           12.5 cents        12 cents
              Third            13.5 cents        12 cents
              Fourth           13.5 cents        12 cents

                        Class B Common Stock
              Quarter            2004              2003
              ____________________________________________
              First            12.5 cents        12 cents
              Second           12.5 cents        12 cents
              Third            13.5 cents        12 cents
              Fourth           13.5 cents        12 cents

                                  -3-

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                            June 27, 2004        June 29, 2003
ASSETS
Current Assets
  Cash and cash equivalents (Note 2)          $ 1,320,643          $ 1,503,313
  Short-term investments (Note 4)              11,681,729            9,505,678
  Inventories                                     583,466              565,071
  Prepaid expenses and other                      595,460              590,555
  Income taxes refundable                            -                 443,788
                                               __________           __________
  Total Current Assets                         14,181,298           12,608,405
Land, Buildings and Equipment, Net (Note 5)    21,762,919           20,287,508
Assets Held for Sale (Note 3)                        -                 117,948

Other Assets
  Marketable equity securities (Note 4)         4,041,161            3,932,550
  Cash surrender value-officers'life insurance    467,603              463,579
  Other                                           126,600              126,517
                                               __________           __________
  Total Other Assets                            4,635,364            4,522,646
                                               ----------           ----------

TOTAL ASSETS                                  $40,579,581          $37,536,507
                                               ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                            $   805,812          $   700,425
  Accrued expenses                                891,289              910,087
  Dividends payable                               693,600              642,323
  Income taxes payable                            179,855                 -
  Other current liabilities                       334,317              354,854
  Current deferred income taxes                   148,675              103,300
                                               __________           __________
Total Current Liabilities                       3,053,548            2,710,989
Long-Term Deferred Compensation                    74,278              133,468
Non-current Deferred Income Taxes (Note 9)      2,555,174            1,738,900
                                               __________           __________
TOTAL LIABILITIES                               5,683,000            4,583,357

Commitments and Contingencies (Note 6)
Stockholders' Equity (Note 7)
  Preferred stock, par value $10 a share
   Authorized and unissued 2,000,000 shares
  Common stock, par value $.10 per share
   Authorized 10,000,000 shares
    Class A outstanding
     3,669,311 and 3,670,112 shares               366,932              367,012
    Class B outstanding 1,468,462 shares          146,846              146,846
  Additional paid-in capital                    7,479,072            7,480,257
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
     securities, net of tax                     1,948,918            1,972,513
  Retained earnings                            24,954,813           22,986,522
                                               __________           __________
TOTAL STOCKHOLDERS' EQUITY                    $34,896,581          $32,953,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $40,579,581          $37,536,507
                                              ===========           ==========
The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                          -4-

                    BOWL AMERICA INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS & COMPREHENSIVE EARNINGS

                                                   For the Years Ended
                                 June 27, 2004    June 29, 2003    June 30, 2002
                                 ______________________________________________
Operating Revenues
 Bowling and other                $20,154,568      $20,574,413      $20,926,272
 Food, beverage and
   merchandise sales                8,279,121        8,801,279        8,974,870
                                   __________       __________       __________
                                   28,433,689       29,375,692       29,901,142

Operating Expenses
 Compensation and benefits         12,688,709       12,976,056       12,962,448
 Cost of bowling and other          5,925,753        5,983,292        5,893,138
 Cost of food, beverage and
   merchandise sales                2,603,609        2,771,356        2,989,809
 Depreciation and amortization      1,532,587        1,613,379        1,763,931
 General and administrative           788,374          918,861          898,240
                                   __________       __________       __________
                                   23,539,032       24,262,944       24,507,566

Operating Income                    4,894,657        5,112,748        5,393,576
 Interest and dividend income         413,738          475,598          598,982
 Gain on sale of land, buildings
   And equipment                    2,201,240             -                 -
                                   __________       __________       __________
Earnings before provision
 for income taxes                   7,509,635        5,588,346        5,992,558
Provision for income taxes(Note 8)
 Current                            1,946,247        2,050,000        1,923,000
 Deferred                             861,649          (45,000)         251,000
                                    _________       __________       __________
                                    2,807,896        2,005,000        2,174,000

Net Earnings                      $ 4,701,739      $ 3,583,346      $ 3,818,558

Other Comprehensive Loss
 Net of Tax-unrealized loss
 on available-for-sale securities     (23,595)         (70,549)      (1,384,409)
                                    _________        _________        _________
Comprehensive Earnings              4,678,144        3,512,797        2,434,149

Earnings Per Share-Basic &
 Diluted                               $.91             $.70             $.74


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                     BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  COMMON STOCK                             Accumulated
                                      _______________________________________   Additional      Other
                                      Class A    Class A   Class B    Class B    Paid-In     Comprehensive   Retained
                                      Shares     Amount    Shares     Amount     Capital      Earnings(1)    Earnings

Balance July 1, 2001                 3,491,976  $349,197  1,416,427  $141,643   $4,987,131    $3,427,471    $23,709,075
 Stock issued in 5% dividend           174,365    17,437     70,809     7,081    2,488,516          -        (2,513,034)
 Purchase of stock                         (59)       (6)      -         -             (86)         -              (544)
 Conversion-Class B to Class A           3,616       362     (3,616)     (362)        -             -              -
 Shares issued for ESOP plan             9,000       900       -         -         101,700          -              -
 Settlement of employee stock loans     (4,010)     (401)      -         -          38,813          -           (38,415)
 Repayment of employee loans            (8,512)     (851)      -         -         (12,428)         -           (84,088)
 Cash dividends paid                      -         -          -         -            -             -        (2,371,121)
 Change in unrealized gain on
  available-for-sale securities           -         -          -         -            -       (1,384,409)          -
 Net earnings for the year                -         -          -         -            -             -         3,818,558
_________________________________________________________________________________________________________________________
Balance June 30, 2002                3,666,376  $366,638  1,483,620  $148,362   $7,603,646    $2,043,062    $22,520,431
 Purchase of stock                        (470)      (47)   (15,158)   (1,516)    (174,250)         -            (4,851)
 Shares issued for ESOP plan             4,206       421       -         -          48,579          -              -
 Cash dividends paid                      -         -          -         -            -             -        (2,470,081)
 Accrued dividends declared
  June 24, 2003, payable
  August 12, 2003                         -         -          -         -            -             -          (642,323)
 Change in unrealized gain on
  available-for-sale securities           -         -          -         -            -          (70,549)          -
 Repayment of employee loan               -         -          -         -           2,282          -              -
 Net earnings for the year                -         -          -         -            -             -         3,583,346
_______________________________________________________________________________________________________________________
Balance June 29, 2003                3,670,112  $367,012  1,468,462  $146,846   $7,480,257    $1,972,513    $22,986,522
 Purchase of stock                        (801)      (80)      -         -          (1,185)         -           (10,109)
 Cash dividends paid                      -         -          -         -            -             -        (2,029,739)
 Accrued dividends declared
  June 22, 2004, payable
  August 18, 2004                         -         -          -         -            -             -          (693,600)
 Change in unrealized gain on
  available-for-sale securities           -         -          -         -            -          (23,595)          -
 Net earnings for the year                -         -          -         -            -             -         4,701,739
________________________________________________________________________________________________________________________
Balance, June 27, 2004               3,669,311  $366,932  1,468,462  $146,846   $7,479,072    $1,948,918    $24,954,813

     (1)Unrealized gains and losses are shown net of tax
     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              June 27,    June 29,     June 30,
                                                2004        2003         2002
Cash Flows From Operating Activities
 Net earnings                                $4,701,739  $3,583,346  $3,818,558
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization              1,532,587   1,613,379   1,763,931
   Increase(decrease) in deferred income tax    861,649     (45,000)    251,000
   (Gain) Loss on disposition of assets-net  (2,201,240)     11,932      63,789
   Stock issuance-ESOP Plan                        -         49,000     102,600
 Changes in assets and liabilities:
  (Increase) decrease in inventories            (18,395)    (24,044)    179,478
  (Increase) decrease in prepaid expenses
    and other                                    (4,905)   (111,266)    388,649
  Decrease (increase) in income taxes
    refundable                                  443,788     255,980    (250,675)
  (Increase) decrease in other long-term
    assets                                          (83)    (28,855)     91,836
  Increase (decrease) in accounts payable       105,387      (1,246)   (369,862)
  (Decrease) increase in accrued expenses       (18,798)    160,842     (32,533)
  Increase in income taxes payable              179,855        -           -
  Decrease in other current liabilities         (20,537)    (14,173)    (31,862)
  (Decrease) increase in long-term
    deferred compensation                       (59,190)        972     (20,000)
                                              _________   _________   _________
Net cash provided by operating activities    $5,501,857  $5,450,867  $5,954,909
                                              _________   _________   _________
Cash Flows from Investing Activities
  Expenditures for land,buildings,equipment    (688,810) (1,525,181) (1,254,521)
  Net (purchases) sales and maturities  of
   short-term investments                    (2,309,382) (1,371,706) (2,013,396)
  Increase in cash surrender value               (4,024)    (32,330)    (19,838)
  Net proceeds (purchases) from purchases
   or sale of marketable securities               1,125      (1,409)       -
                                              _________   _________   _________
Net cash used in investing activities        (3,001,091) (2,930,626) (3,287,755)
                                              _________   _________   _________
Cash Flows from Financing Activities
  Payment of cash dividends                  (2,672,062) (2,470,081) (2,371,121)
  Purchase of Class A Common Stock              (11,374)     (5,589)       (636)
  Purchase of Class B Common Stock                 -       (175,075)       -
                                              _________   _________   _________
Net cash used in financing activities        (2,683,436) (2,650,745) (2,371,757)
                                              _________   _________   _________
Net (Decrease) Increase in Cash and
  Cash Equivalents                             (182,670)   (130,504)    295,397
Cash and Cash Equivalents, Beginning of Year  1,503,313   1,633,817   1,338,420
                                              _________   _________   _________
Cash and Cash Equivalents, End of Year       $1,320,643  $1,503,313  $1,633,817



Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
   Income taxes                              $1,907,467  $2,324,881  $2,633,781
  Non-cash Investing and Financing Activities
   Settlement of employee stock loans by
     acquisition of common stock             $     -           -         44,667
   Repayment of employee loans by
     acquisition of common stock             $     -           -         88,877
   Exchange of property                      $2,351,800        -           -

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                           -7-

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
    Bowl America Incorporated is engaged in the operation of 18 bowling centers, with food and beverage service in each center. Ten centers are located in metropolitan Washington D.C., one center in metropolitan Baltimore, Maryland, one center in metropolitan Orlando, Florida, three centers in metropolitan Richmond, Virginia, and three centers in metropolitan Jacksonville, Florida. These 18 centers contain a total of 716 lanes.
The Company operates in one segment.

Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary corporations. All significant inter-company items have been eliminated in the consolidated financial statements.

Fiscal Year
    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2004 ended June 27, 2004, fiscal year 2003 ended June 29, 2003, and fiscal year 2002 ended June 30, 2002. Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks.

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

              Bowling lanes and equipment             3-10 years
              Building and building improvements     10-39 years
              Leasehold improvements                    10 years
              Amusement games                          3-5 years

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

Earnings Per Share
    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,138,559, 5,145,934 and 5,132,083, for fiscal years 2004,
2003 and 2002, respectively, and have been adjusted to reflect the 5% stock dividend distributed on July 26, 2001.

Comprehensive Earnings
    In accordance with SFAS No. 130 "Reporting Comprehensive Income", a consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the three years in the period ended June 27, 2004.

Cash and Cash Equivalents
    For purposes of the consolidated statements of cash flows, the Company considers money market funds, certificates of deposits, repurchase agreements and treasury securities with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts which may exceed Federally insured limits during the year, but does not believe that this results in any significant credit risk.

Assets Held for Sale
    The Company accounts for assets held for sale at the lower of cost or fair value less costs to sell in accordance with the criteria for SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Assets held for sale are not depreciated.

Other Current Liabilities
    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At June 27, 2004, and June 29, 2003 other current liabilities included $328,014, and $352,800, respectively, in prize fund monies.

Reclassifications
     Certain previous year amounts have been reclassified to conform with the current year presentation.


2.  CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consisted of the following:

                                              June 27,        June 29,
                                                2004            2003
     Demand deposits and cash on hand       $  611,552      $  517,874
     Money market funds                        175,644         286,439
     Repurchase agreements                     533,447         699,000
                                             _________       _________
                                            $1,320,643      $1,503,313

3.  ASSETS HELD FOR SALE AND GAIN ON SALE
    In March 2003, the Company entered into an agreement to sell the Silver Spring building and assign the ground lease for $2.3 million subject to certain conditions precedent to final closing. The facility is classified as Assets Held for Sale at June 29, 2003 and is carried at its net book value of $117,948. On August 25, 2003, the Company consummated the final closing of the sale and recorded the gain on the sale of the building. The sale was part of a tax free exchange under 1031 of the U.S. Internal Revenue Code and, as such, the taxable gain on the sale is deferred. The operating results of the bowling center along with a $2,168,117 gain, have been recorded as part of net gain on sale of building in the accompanying consolidated financial statements.

4.  INVESTMENTS
    Short-term investments consist of certificates of deposits, U.S. Treasury securities and a mutual fund which invests in mortgage backed securities
(maturities of generally three months to one year).   At June 27, 2004, the
fair value of short-term investments was $11,681,729 with an unrealized loss of $89,923. At June 29, 2003, the fair value of short-term investments was $9,505,678 with an unrealized gain of $56,875. Non-current investments are marketable equity securities which consist primarily of telecommunications stocks. The Company has classified all readily marketable debt and equity securities as available-for-sale. These available-for-sale securities are carried at fair value in accordance with the provisions of SFAS No. 115.

     The following table summarizes the cost and approximate fair values of equity securities available-for-sale as of June 27, 2004, and June 29, 2003 as follows:

                                   Original      Unrealized        Fair
                                     Cost           Gain          Value
June 27, 2004
Securities available-for-sale      $857,782      $3,183,379      $4,041,161

June 29, 2003
Securities available-for-sale      $859,191      $3,073,359      $3,932,550


     This portfolio includes the following telecommunications stocks:

     16,835 shares of AT&T Wireless
      2,209 shares of Agere
      3,946 shares of Alltel
        669 shares of Avaya
     27,572 shares of Bell South
      8,028 shares of Lucent Technologies
      9,969 shares of Qwest
     45,580 shares of SBC Communications
     40,000 shares of Sprint Fon
     18,784 shares of Verizon
     13,560 shares of Vodafone

    During the year ended June 27, 2004, the Company received proceeds of approximately $1,000 from the conversion of a publicly traded company into a private enterprise. There were no sales of available-for-sale securities in the years ended June 29, 2003 and June 30, 2002.

5.  LAND, BUILDINGS, AND EQUIPMENT
    Land, buildings, and equipment, as cost, consist of the following:

                                               June 27,        June 29,
                                                2004            2003
Buildings                                   $14,384,416     $14,384,416
Leasehold and building improvements           5,107,091       4,938,952
Bowling lanes and equipment                  18,983,657      18,450,048
Land                                         10,590,450       8,572,206
Amusement games                                 873,011         908,480
Bowling lanes and equipment not yet in use      218,497         241,461
                                             __________      __________
                                             50,157,122      47,495,563
Less accumulated depreciation and
  amortization                               28,394,203      27,208,055
                                             __________      __________
                                            $21,762,919     $20,287,508

    Depreciation and amortization expense for buildings and equipment for fiscal years 2004, 2003, and 2002 was $1,532,587, $1,613,379, and $1,763,931,
respectively.  Bowling lanes and equipment not yet in use are not depreciated.

6.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
    The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

     At June 27, 2004, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

           Year Ending
           2005                                       $283,721
           2006                                        283,721
           2007                                        283,721
           2008                                        283,721
           2009                                        283,721
           Thereafter                                  448,976
                                                     _________
           Total minimum lease payments             $1,867,581


    Net rent expense was as follows:
                                            For the Years Ended
                                       June 27,  June 29,  June 30,
                                           2004      2003      2002

Minimum rent under operating leases    $283,721  $296,557  $333,060
Excess percentage rents                  27,165    27,321    92,497
                                        _______   _______   _______
                                       $310,886  $323,878  $425,557

7.  STOCKHOLDERS' EQUITY
    The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

    At June 27, 2004 and June 27, 2003, the Company had $41,956 in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 5% to 6 1/2% and are payable over a term of three years from the date of the agreements which range from 2002 to 2004. These employee loans have been recorded as a reduction of additional paid-in capital.

    The Company distributed a 5% stock dividend on July 26, 2001, where
Class A and B stockholders received one share of common stock for each twenty shares of Class A and Class B common stock held as of the date of record.

8.  PROFIT-SHARING AND ESOP PLAN
    The Company has a profit-sharing plan which, generally, covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended June 27, 2004, June 29, 2003, and June 30, 2002, contributions in the amount of $188,000, $145,000, and $165,000, respectively, were charged to operating expense.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. Prior to fiscal year 1995, the contributions were allocated to participants based on compensation and years of service. Contributions since fiscal year 1995 are allocated based on compensation only in order to comply with Internal Revenue Service code requirements. The value of the Company's contributions to the Plan for fiscal years 2004, 2003, and 2002 was $188,000, $145,000, and $162,600, respectively.

9.  INCOME TAXES
    The significant components of the Company's deferred tax assets and liabilities were as follows:
                                                June 27,         June 29,
                                                  2004             2003
         Deferred tax:
            Land, buildings, and equipment   $1,317,905       $  582,200
            Unrealized gain on available-
              for-sale securities             1,237,269        1,157,000
            Prepaid expenses                    191,619          198,000
            Other                               (42,944)         (95,000)
                                              _________        _________
         Deferred tax liabilities            $2,703,849       $1,842,200

    Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

                                 For the Years Ended
                              2004     %          2003     %          2002    %
Taxes computed at
 statutory rate         $2,553,276  34.0%   $1,900,000  34.0%  $2,045,000  34.0%
State income taxes, net
 of Federal income tax
 benefit                   337,032   4.5       161,000   2.9      175,000   2.9
Dividends received
 exclusion                 (35,889)  (.5)      (40,000) (.72)     (22,000) (.36)
All other-net              (46,523)  (.6)      (16,000) (.28)     (24,000) (.41)
                         _________  ____     _________  ____    _________  ____
                        $2,807,896  37.4%   $2,005,000  35.9%  $2,174,000  36.1%

10. RELATED PARTIES
    At June 27, 2004, the Company had recorded $20,020 in deferred compensation payable to one officer and at June 29, 2003, the Company recorded $99,600 in deferred compensation payable to one officer and one major shareholder. Deferred compensation payable to non-related parties was a total of $60,875 at June 27, 2004 and $59,500 at June 29, 2003. The current portion of these amounts, $6,617 at June 27, 2004 and $25,632 at June 29, 2003 is included in accrued expenses.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following summary represents the results of operations for each of the quarters in fiscal years 2004 and 2003 (dollars in thousands, except for earnings per share):


                                              Earnings
                         Operating Operating   Before             Earnings
                         Revenues   Income     Income      Net        Per
                                               Taxes    Earnings    Share
2004
June 27, 2004             $6,198     $  767    $  909    $  512      $.10
March 28, 2004             8,783      2,583     2,689     1,704       .33
December 28, 2003          7,308      1,312     1,415       912       .17
September 28, 2003         6,145        233     2,497     1,574       .31

2003
June 29, 2003             $6,878     $  942    $1,047    $  682      $.14
March 30, 2003             8,845      2,436     2,567     1,640       .31
December 29, 2002          7,527      1,479     1,602     1,024       .20
September 29, 2002         6,126        256       372       237       .05

12. PURCHASE OBLIGATIONS
    In June 2004, the Company executed purchase agreements to replace all remaining wooden bowling lanes for an estimated cost of $600,000 and for the purchase of bowling pins at an estimated cost of $260,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

    We have audited the accompanying consolidated Balance Sheet of Bowl
America Incorporated and Subsidiaries as of June 27, 2004 and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of June 27, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Aronson & Company
Rockville, Maryland
August 27, 2004




















                                 -12-




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

    We have audited the accompanying consolidated balance sheet of Bowl America Incorporated and subsidiaries ("the Company") as of June 29, 2003, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity and cash flows for each of the two fiscal years in the period ended June 29, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2003, and the results of their operations and their cash flows for each of the two fiscal years in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
September 12, 2003


















                                 -13-

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

 Date:  September 23, 2004

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

 Date:  September 23, 2004

 Cheryl A. Dragoo
 Chief Financial Officer


Exhibit 32
Exhibit 32 to Form 10K

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Annual Report on Form 10-K of the Company for the year ended June 27, 2004, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  September 23, 2004