Form 10-Q
period 2004-09-26
BOWL AMERICA INC
filed 2004-11-09
CIK 13573

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

QUARTER ENDED: SEPTEMBER 26, 2004              COMMISSION FILE NUMBER: 0-1830

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


                                          Shares Outstanding at
                                              October 24, 2004

       Class A Common Stock,
          $.10 par value                          3,669,311

       Class B Common Stock,
          $.10 par value                          1,468,462

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                                                   Thirteen Weeks Ended
                                               September 26,    September 28,
                                                   2004             2003
Operating Revenues:
  Bowling and other                              $4,222,753       $4,325,269
  Food, beverage and merchandise sales            1,677,331        1,819,906
                                                  _________        _________
                                                  5,900,084        6,145,175
Operating Expenses:
  Employee compensation and benefits              2,962,691        3,181,590
  Cost of bowling and other services              1,475,184        1,520,434
  Cost of food, beverage and merchandise sales      523,564          634,035
  Depreciation and amortization                     400,633          394,930
  General and administrative                        203,271          181,144
                                                  _________        _________
                                                  5,565,343        5,912,133

Net gain from sale of building                         -           2,168,117
                                                  _________        _________
Operating Income                                    334,741        2,401,159

Interest and dividend income                        104,003           95,981
                                                  _________        _________
Earnings before provision for income taxes          438,744        2,497,140

Provision for Income Taxes                          147,900          923,200
                                                  _________        _________
Net Earnings                                     $  290,844       $1,573,940
                                                  =========        =========
Earnings per share-basic and diluted                  $ .06             $.31

Weighted average shares outstanding               5,137,773        5,138,574

Dividends paid                                    $ 693,600        $ 642,323

Per share, dividends paid, Class A                    $.135            $.125
Per share, dividends paid, Class B                    $.135            $.125

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (Unaudited)
Net Earnings                                     $  290,844       $1,573,940
Other comprehensive earnings, net of tax
 Unrealized gain (loss) on available-for
 -sale securities                                   271,921         (232,793)
                                                  _________         ________
Comprehensive earnings                           $  562,765       $1,341,147
                                                  =========         ========
The operating results for the thirteen (13) week period ending September 26, 2004 are not necessarily indicative of results to be expected for the year.
           See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                        As of
                                          September 26,         June 27,
                                              2004               2004
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 2,429,718      $ 1,320,643
  Short-term investments                     10,528,321       11,681,729
  Inventories                                   575,120          583,466
  Prepaid expenses and other                    651,072          595,460
                                             __________       __________
      TOTAL CURRENT ASSETS                   14,184,231       14,181,298
LAND, BUILDINGS & EQUIPMENT
  Net of accumulated depreciation of
    $28,810,079 and $28,394,203              21,601,482       21,762,919
OTHER ASSETS:
  Marketable equity securities                4,436,990        4,041,161
  Cash surrender value-life insurance           469,817          467,603
  Other                                          77,080          126,600
                                             __________       __________
TOTAL ASSETS                                $40,769,600      $40,579,581
                                             ==========       ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   696,889      $   805,812
  Accrued expenses                              733,681          891,289
  Dividends payable                             693,600          693,600
  Other current liabilities                     760,754          334,317
  Income taxes payable                          181,872          179,855
  Current deferred income taxes                 148,675          148,675
                                             __________       __________
     TOTAL CURRENT LIABILITIES                3,215,471        3,053,548
LONG-TERM DEFERRED COMPENSATION                  74,278           74,278
NONCURRENT DEFERRED INCOME TAXES              2,714,674        2,555,174
                                             __________       __________
TOTAL LIABILITIES                             6,004,423        5,683,000
                                             __________       __________
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $10 a share:
    Authorized and unissued, 2,000,000 shares      -                -
  Common stock, par value $.10 a share:
    Authorized, 10,000,000 shares
      Class A issued and outstanding
       3,669,311 shares                         366,932          366,932
      Class B issued and outstanding
       1,468,462 shares                         146,846          146,846
  Additional paid-in capital                  7,479,072        7,479,072
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
    securities, net of tax                    2,220,270        1,948,918
  Retained earnings                          24,552,057       24,954,813
                                             __________       __________
TOTAL STOCKHOLDERS'EQUITY                    34,765,177       34,896,581
                                             __________       __________
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $40,769,600      $40,579,581
                                             ==========       ==========
        See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Thirteen Weeks Ended
                                             September 26,  September 28,
                                                  2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                $  290,844     $1,573,940
Adjustments to reconcile net earnings
   to net cash provided by
    operating activities:
    Depreciation and amortization                400,633        394,930
 Changes in assets and liabilities
    Decrease (increase) in inventories             8,346       (164,462)
    (Increase) decrease in prepaid & other       (55,612)       171,057
    Net gain from sale of building                  -        (2,168,117)
    Decrease in income taxes refundable             -           443,788
    Increase in income taxes payable               2,017        461,935
    Decrease in other long-term assets            47,306         59,750
    Decrease in accounts payable                (108,923)       (55,767)
    Decrease increase in accrued expenses       (157,608)      (184,922)
    Increase in other current liabilities        426,437        521,727
                                               _________      _________
  Net cash provided by
      operating activities                       853,440      1,053,859
                                               _________     _________
  Cash flows from investing activities
    Expenditures for land, buildings and equip  (239,196)      (212,951)
    Net sales & maturities of short-term
      investments                              1,188,431      1,047,937
                                               _________      _________
  Net cash provided by investing activities      949,235        834,986
                                               _________      _________
  Cash flows from financing activities
    Payment of cash dividends                   (693,600)      (642,323)
                                               _________      _________
 Net cash used in financing activities          (693,600)      (642,323)
                                               _________      _________
Net Increase in Cash and Equivalents           1,109,075      1,246,522
                                               _________      _________
Cash and Equivalents, Beginning of quarter     1,320,643      1,503,313
                                               _________      _________
Cash and Equivalents, End of quarter          $2,429,718     $2,749,835
                                               =========      =========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Quarter for
    Income taxes                                $150,000       $ 17,500

       See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the Thirteen Weeks Ended
                              September 26, 2004
                                  (Unaudited)
1.  Basis for Presentation
    The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of June 27, 2004 has been derived from the Company's June 27, 2004 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 27, 2004.

2.  Marketable Equity Securities
    Marketable equity securities, available for sale, are carried at fair value in accordance with the provisions of SFAS No. 115.
    The telecommunications stocks included in the portfolio as of September 26, 2004 were:
         16,835 shares of AT&T Wireless
          2,209 shares of Agere
          3,946 shares of Alltel
            669 shares of Avaya
         27,572 shares of Bell South
          8,028 shares of Lucent Technologies
          9,969 shares of Qwest Communications
         45,580 shares of SBC
         40,000 shares of SprintFon
         18,784 shares of Verizon
         13,560 shares of Vodafone/AirTouch

3.  Commitments and Contingencies
     Prior to the beginning of fiscal year 2005, the Company had placed orders totaling approximately $860,000 for the purchase of bowling pins and plastic lane overlays. Approximately one-third of the pin order was received in the first quarter of fiscal year 2005 and the remainder is expected to be delivered during the second quarter. Installation of the lanes began in late September and is expected to be completed in the second quarter.
     In October 2004, the Company signed a contract for approximately $770,000 for the site preparation relating to the building of a bowling center in Henrico County, Virginia. The funds will be paid out as work is completed and all work is expected to be complete in approximately 35 weeks.
4.  Reclassifications
    Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $12,958,000 at the end of the first quarter of fiscal 2005 or $44,000 lower than at the beginning of the quarter.

In the three-month period ended September 26, 2004, the Company expended $211,000 for purchases of equipment to modernize facilities and amusement games and approximately $42,000 for items relating to the construction of our new bowling center in Henrico County, Virginia. The table below includes purchase obligations for the replacement of the remaining wooden bowling lanes for approximately $600,000, bowling pin purchases of approximately $185,000 and site preparation and improvements for the new location of approximately $770,000, of which approximately one-third will be paid for by the seller from funds escrowed at the time of purchase of the ground. The lane replacements began in late September and were completed in October and all remaining pin deliveries will occur during the second quarter.

Construction of the new 40-lane facility, estimated to cost $5 million, began in the second quarter and is expected to be completed in early fiscal 2006.
The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently contemplated purchases and construction. The Company has also maintained its fiscal year end 2004 position in marketable equity securities, primarily telecommunications stocks, as a further source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended September 26, 2004, the market value increased by $396,000 to approximately $4,437,000.

- ------------------------------------------------------------------------------
Contractual         Total        Less Than      1-3         3-5      More Than
 obligations                      1 Year       Years       Years      5 Years
______________________________________________________________________________

Operating lease
 obligations      $1,796,652    $  283,721    $567,442    $567,442    $378,000

Purchase
 obligations      $1,555,000    $1,555,000
______________________________________________________________________________
Total             $3,351,652    $1,838,721    $567,442    $567,442    $378,000
==============================================================================


While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On September 23, 2004 the Board of Directors declared a cash dividend of $.135 per share on its Class A and Class B stock to holders of record on October 20, 2004, payable November 10, 2004.

In November 2004, subsequent to the end of the current year first quarter, Cingular Wireless completed its acquisition of AT&T Wireless. The Company received a cash payment of $252,525 from the Cingular Wireless for the 16,835 shares of AT&T Wireless held by the Company. The transaction will be recognized by the Company in the second quarter of the current fiscal year. AT&T Wireless shareholders will not become shareholders of Cingular Wireless as a result of the merger.

RESULTS OF OPERATIONS

Eighteen centers were in operation in both the current year and prior year first quarters. The Company ceased business at its Silver Spring location, operating with negative cash flow, in the fourth quarter of fiscal year 2003. The sale of the building closed in August 2003. Two leased locations were
closed in fiscal year 2002 at the end of their leases.   The changes in the
number of operating centers affected all income, expense and comparisons for the prior year periods presented in this report.

In last year's first quarter net proceeds of $2,168,117 from the sale of the Silver Spring building were included in operating income and expenses of approximately $108,400 attributable to the sale were included in operating expenses, primarily in the employee compensation and benefits category.

Net earnings were $.06 per share for the thirteen-week period ended September 26, 2004 versus net earnings of $.31 per share for the thirteen-week period ended September 28, 2003 when the sale of the building, after taxes, accounted for $.25 per share of the earnings.

Operating revenues decreased 4% in the current year quarter versus a slight increase for the prior year three-month period. During the quarter ended September 26, 2004, hurricanes Charlie, Frances and Jeanne impacted business at our Florida locations. Last year Hurricane Isabel caused closings at almost all of the Maryland and Virginia locations in mid-September. In this year's quarter a higher average game rate helped to offset the lower number of games bowled which was partially a result of one fewer week of league bowling as Labor Day, the usual start of the fall league season, fell late. The fourth quarter will benefit from the additional week of league linage as well as a fourteenth week for accounting purposes.

Food, beverage and merchandise sales were down 8% in the current three-month period due to decreased traffic and down 1% in the comparable prior year period. The Gaithersburg full-service restaurant ceased operation in late September 2003, but a customer base was retained as some customers chose to be served in the typical snack bar setting. Although this change has reduced sales, it has increased profitability at that location.

Operating expenses excluding depreciation and amortization were down 6% in the current three-month period and up 2% in the comparable period last year. Overall, items related to the Silver Spring sale included in operating expenses were responsible for the increase in the prior year period. Advertising expenses increased 21% in the current year period and 12% in the prior year quarter. Employee compensation and benefits were down 7% in the current quarter and up 1% in the prior year quarter.

Cost of bowling and other services in the quarter ended September 26, 2004 decreased $45,000 or 3% from the prior year's comparable quarter. Of those costs, maintenance and repairs expense decreased 21% in the current quarter as the changeover to all plastic lanes has eliminated the cost of resurfacing.
In addition there were fewer building repairs in the current quarter compared
to the prior year quarter.   Supplies and services expenses increased 2% for
the current three-month period after a decrease of 17% in last year's three-month period. Utility costs were up 4% in the current quarter and down 2% in the prior year period. Rent expense was flat in the current three month period and down 2% in the prior year period. Insurance expense excluding health insurance was down 2% in the current year quarter versus a decrease of 10% in last year's comparable quarter.

Depreciation and amortization expense increased 1% in the current year period and decreased 10% in the comparable period last year. The comparison decrease in the prior year was due to operating one fewer location in fiscal 2004 than fiscal 2003.

CRITICAL ACCOUNTING POLICIES

We have identified accounting for marketable investment securities under SFAS 115 ("Accounting for Certain Investments in Debt and Equity Securities") as a critical accounting policy due to the significance of the amounts included in our balance sheet under the captions of Short-term investments and Marketable equity securities. The Company exercises judgment in determining the classifi-cation of its investment securities as available-for-sale and in determining their fair value. The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes. Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $10,528,000 and $8,175,000 at September 26, 2004 and September 28, 2003, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at September 26, 2004, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 26, 2004.
There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 26, 2004, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

               BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                           S.E.C. FORM 10-Q
                          September 26, 2004

                     PART II - OTHER INFORMATION

Item 6 - Exhibits
(a) Exhibits
20     Press release issued November 10, 2004 (furnished herewith)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         Bowl America Incorporated
                                               (Registrant)

Date: November  9, 2004                  By: Leslie H. Goldberg
                                             Leslie H. Goldberg, President



Date: November  9, 2004                  By:  Cheryl A. Dragoo
                                              Cheryl A. Dragoo, Controller

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting: and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  November 9, 2004                    Leslie H Goldberg
                                           Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting: and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  November 9, 2004                    Cheryl A. Dragoo
                                           Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial
Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended September 26, 2004, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  November 9, 2004

Exhibit 20
Exhibit 20 to Form 10-Q
                   Press Release Issued November 10, 2004

For Immediate Release                                    November 10, 2004
                    Bowl America Reports First Quarter Earnings

Bowl America Incorporated today reported per share earnings of $.06 for its first quarter. Last year comparable period earnings of $.31 included $.25 from the proceeds of the sale of property that housed a money-losing bowling center. Without this transaction, earnings per share would have been $.06.

The quarter included one fewer week of league bowling, however the week will be made up in the fourth quarter. Open play games weakened in September, a trend that continued into the second quarter. The Company is pleased with the initial response to its event planning website www.bowlingparty.com for corporate and special occasion bookings.

Second quarter and fiscal year earnings will benefit from a cash payment of approximately $252,000 by Cingular Wireless for the acquisition of AT&T Wireless shares that were held by the Company in its expansion reserve.

Bowl America operates eighteen bowling centers and site work has started on one additional center. Its stock trades on the American Stock Exchange with the symbol BWLA. The Company's SEC Form 10-Q is available at www.bowlamericainc.com.

                           BOWL AMERICA INCORPORATED
                             Results of Operations
                                  (unaudited)

                                                Thirteen weeks ended
                                        September 26,           September 28,
                                            2004                    2003

Revenues
 Bowling and other                        $4,222,753              $4,325,269
 Food, beverage & merchandise sales        1,677,331               1,819,906
                                           _________               _________
                                           5,900,084               6,145,175
Operating expenses
 excluding depreciation  and amortization  5,164,710               5,517,203
Depreciation and amortization                400,633                 394,930

Net gain on sale of building                    -                  2,168,117
Interest & dividend                          104,003                  95,981

Earnings before taxes                        438,744               2,497,140

Net Earnings                              $  290,844              $1,573,940

Weighted average shares outstanding        5,137,773                5,138,574

EARNINGS PER SHARE                              $.06                    $.31



                         SUMMARY OF FINANCIAL POSITION
                                  (unaudited)
                             Dollars in Thousands

                                                         9/26/04      9/28/03
ASSETS

Total current assets including cash and
 short-term investments of $12,958 & $11,210             $14,184      $14,643
Property and investments                                  26,586       24,199
                                                          ______       ______
TOTAL ASSETS                                             $40,770      $38,842


LIABILITIES AND STOCKHOLDERS'EQUITY

Total current liabilities                                $ 3,215      $ 3,454
Other liabilities                                          2,790        1,736
Stockholders' equity                                      34,765       33,652
                                                          ______       ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $40,770      $38,842