Form 10-Q
period 2004-12-26
BOWL AMERICA INC
filed 2005-02-08
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 26, 2004        Commission file Number 0-1830

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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 23, 2005

       Class A Common Stock,                           3,669,311
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 26, December 28,  December 26,  December 28,
                               2004         2003          2004          2003
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,033,421   $5,163,791    $ 9,256,174   $ 9,489,060
 Food, beverage and
  merchandise sales          2,078,175    2,143,726      3,755,506     3,963,632
                             _________    _________     __________    __________
                             7,111,596    7,307,517     13,011,680    13,452,692
Operating Expenses
 Compensation and benefits   3,099,810    3,159,693      6,062,501     6,341,283
 Cost of bowling and other   1,578,907    1,571,781      3,054,091     3,092,215
 Cost of food, beverage and
  merchandise sales            663,684      706,323      1,187,248     1,340,358
 Depreciation and
  amortization                 402,485      391,647        803,118       786,577
 General and administrative    176,718      166,074        379,989       347,218
                             _________    _________     __________    __________
                             5,921,604    5,995,518     11,486,947    11,907,651

Net gain on sale of building      -            -              -        2,168,117
Operating Income             1,189,992    1,311,999      1,524,733     3,713,158
 Investment earnings           151,817         -           151,817          -
 Interest and dividend
  income                       160,319      103,361        264,322       199,342
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,502,128    1,415,360      1,940,872     3,912,500
Provision for income taxes     552,100      503,500        700,000     1,426,700
                             _________    _________     __________    __________

Net Earnings                $  950,028   $  911,860    $ 1,240,872   $ 2,485,800
                             =========    =========      =========     =========

Earnings per share-basic &
  diluted                         $.18         $.17           $.24          $.48

Weighted average shares
 outstanding                 5,137,773    5,138,574      5,137,773     5,138,574
Dividends paid                $693,600     $642,322     $1,387,200    $1,284,645

 Per share, Class A              $.135        $.125           $.27          $.25
 Per share, Class B              $.135        $.125           $.27          $.25

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $  950,028   $  911,860    $ 1,240,872    $2,485,800
Other comprehensive
 earnings-net of tax
 Unrealized gain (loss) on
 available for sale
 securities                    186,736      199,282        458,657       (33,511)
 Less: reclassification
  adjustment for gain
  included in net income       (88,687)        -           (88,687)         -
                             _________    _________      _________     _________
Comprehensive earnings      $1,048,077   $1,111,142    $ 1,610,842    $2,452,289
                             =========    =========      =========     =========


The operating results for the thirteen (13) and twenty-six (26) week periods ended December 26, 2004 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                     AS OF
                                    -----------------------------------
                                    December 26, 2004     June 27, 2004
                                    ________________      _____________

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,604,784          $ 1,320,643
  Short-term investments               12,258,232           11,681,729
  Inventories                             618,180              583,466
  Prepaid expenses and other              303,804              595,460
                                       __________           __________
Total Current Assets                   14,785,000           14,181,298
Land, Buildings and Equipment
  Net of accumulated depreciation of
  $28,668,753 and $28,394,203          22,113,207           21,762,919
Other Assets
  Marketable equity securities          4,489,683            4,041,161
  Cash surrender value-life insurance     469,817              467,603
  Other long-term assets                   77,580              126,600
                                       __________           __________
TOTAL ASSETS                          $41,935,287          $40,579,581
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   890,335          $   805,812
  Accrued expenses                        423,818              891,289
  Dividends payable                       693,600              693,600
  Other current liabilities             1,732,254              334,317
  Income taxes payable                     80,495              179,855
  Current deferred income taxes           148,675              148,675
                                       __________           __________
Total Current Liabilities               3,969,177            3,053,548
Long-term Deferred Compensation            74,278               74,278
Noncurrent Deferred Income Taxes        2,772,178            2,555,174
                                       ----------           ----------
TOTAL LIABILITIES                       6,815,633            5,683,000
                                       __________           __________

COMMITMENTS AND CONTINGENCIES (Note 3)

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,669,311 shares                      366,932             366,932
    Class B issued and outstanding -
     1,468,462 shares                      146,846             146,846
  Additional paid-in capital             7,479,072           7,479,072
  Unrealized gain on securities
   available-for-sale,                   2,318,319           1,948,918
  Retained earnings                     24,808,485          24,954,813
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $35,119,654         $34,896,581
                                        __________          __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $41,935,287         $40,579,581
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 26, 2004 AND DECEMBER 28, 2003

                                         December 26,        December 28,
                                            2004                 2003
Cash Flows From Operating Activities:
 Net earnings                             $1,240,872          $2,485,800
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              803,118             786,577
  Gain on sale of available-for-sale
   securities                               (151,817)               -
Changes in assets and liabilities
  Increase in inventories                    (34,714)            (62,419)
  Decrease (increase) in prepaid
   expenses & other                          291,656          (1,764,558)
  Decrease in income taxes refundable           -                443,788
  (Decrease) increase in income taxes
    payable                                  (99,360)            161,069
  Decrease in other long-term assets          46,806              51,271
  Increase (decrease) in accounts payable     84,523             (58,596)
  Decrease in accrued expenses              (467,471)           (247,770)
  Increase in other current liabilities    1,397,937           1,434,095
                                           _________           _________
Net cash provided by operating activities $3,111,550          $3,229,257
                                           _________           _________

Cash flows from investing activities
  Expenditures for land,buildings & equip (1,153,406)           (785,507)
  Net purchases of short-term investments   (539,328)           (368,145)
  Proceeds from sale of marketable
   securities                                252,525                -
                                           _________           _________
Net cash used in investing activities     (1,440,209)         (1,153,652)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,387,200)         (1,284,645)
                                           _________           _________
Net cash used in financing activities     (1,387,200)         (1,284,645)
                                           _________           _________

Net Increase in Cash and Equivalents         284,141             790,960
Cash and Equivalents, Beginning of Period  1,320,643           1,503,313
                                           _________           _________
Cash and Equivalents, End of Period       $1,604,784          $2,294,273
                                           =========           =========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  803,477          $  821,900

See notes to condensed consolidated financial statements.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Twenty-six Weeks Ended
                           December 26, 2004
                               (Unaudited)
1. Basis for Presentation

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. At December 26, 2004, the fair value of these securities was $4,489,683, with an original cost of $757,074, resulting in an unrealized gain of $3,732,609. The telecommunications stocks included in the portfolio as of December 26, 2004 were:

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

3.  Commitments and Contingencies

    In late September 2004, the Company signed a contract for approximately $770,000 for site preparation relating to the building of a bowling center in Henrico County, Virginia to be paid out as work is completed. During the quarter ended December 26, 2004, approximately $48,000 had been paid for work completed.
    In February 2005, the Company signed a contract for the purchase of bowling equipment for the new location totaling approximately $374,712. Delivery is not expected prior to the end of fiscal 2005.

4.  Reclassifications

Certain previous period amounts have been reclassified to conform with current period presentation.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       December 26, 2004

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Government securities and cash totaled $13,863,000 at the end of the second quarter of fiscal 2005, or $905,000 higher than at the beginning of the quarter and $861,000 higher than at the beginning of the fiscal year. The increased funds result primarily from operations and reflect the seasonal nature of the bowling business which is strongest from September through May. During the quarter ended December 26, 2004, the Company received $252,525 as merger compensation from Cingular Wireless for the mandatory exchange of 16,835 shares of AT&T Wireless stock held by the Company. No Cingular Wireless stock was received in the transaction.

In the six-month period ended December 26, 2004, the Company expended $1,025,000 for purchases of equipment to modernize facilities, including the replacement of some amusement games and all remaining wooden bowling lanes. Approximately $147,000 was spent for items relating to the construction of our new bowling center in Henrico County, Virginia, $48,000 of which was partial payment on the purchase obligation for site preparation and improvements. The table below summarizes all purchase obligations as of February 8, 2005. It includes $722,000 for site preparation and improvements for the new location of which approximately one-third will be paid for by the seller from funds escrowed at the time of purchase of the ground. Also included in purchase obligations is $374,712 for a portion of the equipment for the center.

Construction of the new 40-lane facility, estimated to cost $5 million, began in the second quarter and site work is continuing. The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently contemplated purchases and construction. The Company has also maintained its fiscal year end 2004 position in marketable equity securities, primarily telecommunications stocks, except as noted above, as a further source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. At December 26, 2004, the market value was approximately $4,490,000 or $53,000 higher than at the beginning of the quarter.

============================================================================
Contractual      Total      Less than     1-3 years   3-5 Years    More than
 obligations                 1 Year                                 5 Years
____________________________________________________________________________

 Operating lease
  obligations  $1,791,187   $  283,721    $567,442    $567,442      $342,535

 Purchase
  obligations  $1,096,712   $1,096,712
 ____________________________________________________________________________

Total          $2,887,899   $1,380,433    $567,442    $567,442      $342,535
=============================================================================

Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 26, 2004, approximately $1,500,000 in league deposits were included in the current liabilities category.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On December 7, 2004, the Board of Directors declared a cash dividend of $.135 per share on its Class A and Class B stock to holders of record on January 10, 2005, payable February 9, 2005.

RESULTS OF OPERATIONS

Eighteen centers were in operation in both the current and prior year periods. In the fourth quarter of fiscal 2003, the Company ceased operations at its Silver Spring center and the sale of the center that was operating with a negative cash flow was consummated in August 2003.

Net earnings were $.18 per share for the thirteen-week period ended
December 26, 2004, versus net earnings of $.17 per share for the thirteen weeks ended December 28, 2003. For the current twenty-six week period net earnings per share were $.24 compared to $.48 for the comparable period a year ago.
The gain on the sale of AT&T Wireless stock of $151,817 is included in the Investment earnings category in the current quarter and six-month figures. Prior year-to-date earnings included a net gain of $2,168,117 from the sale of Silver Spring, after taxes. Without either sale earnings per share for the six-month periods would have been $.22 and $.23, respectively.

Operating revenues decreased 3% in both of the three-month periods ended December 26, 2004 and December 28, 2003. For the current six-month period operating revenues were down 3% versus a decrease of 2% in the comparable six-month period a year ago. Operating revenues from bowling and other declined approximately 2% in both the current and prior year quarters, while the six-months periods showed a decline of 2% and less than 1%, respectively. The current year decrease in linage was partially offset by an increase in corporate event activity and a higher average game rate.

Food, beverage and merchandise sales were down 3% in the current year quarter and down 5% in the six-month period partially as a result of the closing, in September 2003, of the full-service restaurant at Bowl America Gaithersburg. Cost of food, beverage and merchandise sales declined due to the change at Gaithersburg and lower sales.

Operating expenses excluding depreciation and amortization were down 1% and 4% in the current three-month period and six-month periods, respectively, versus no change in the periods last year. Employee compensation and benefits were down 4% in the current six-month period and were flat in the prior year comparable period.

Maintenance and repair costs were down 24% in the six-month period ended December 26, 2004 partially due to the elimination of lane refinishing costs for wooden lanes. The comparable period in the prior year reflected an increase of 13%. Building and heating repairs and snow removal costs were primarily responsible for the prior year increase. Advertising costs during the current twenty-six week period increased 25% compared to a 17% increase in the prior year comparable period. Utility costs for the quarter were up 1% and were up 3% for the six-month period ended December 26, 2004 versus a decrease of 2% for the comparable periods last year. Bowling supplies and services costs were down 8% for the six-month period compared to a 6% decrease in the prior year six-month period.

Rent expense was up 2% in the current year- to-date period versus flat in the prior year six-month period. Insurance expense, excluding health and life, decreased 7% through the six-month period ended December 26, 2004, as the insurance market softened, compared to a 2% increase in the six-month period a year ago.

Depreciation and amortization expense increased 2% in the current year-to-date period and decreased 7% in the comparable prior year period. Last year's comparative decrease was due to the operation of one fewer center in 2004 than in 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $12,258,000 and $9,838,000 at December 26, 2004 and December 28, 2003, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at December 26, 2004, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 26, 2004. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 26, 2004, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                              S.E.C. FORM 10-Q
                             December 26, 2004

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting held December 7, 2004, the Class A shareholders approved the appointment of Director Warren T. Braham for a one year period to expire at the 2005 Annual Meeting. The votes were cast as follows:

                   For  3,241,914      Withheld  4,367

At the annual meeting held December 7, 2004, the Class A shareholders approved the appointment of Director Allan L. Sher for a one year period to expire at the 2005 Annual Meeting. The votes were cast as follows:

                   For   3,243,967     Withheld  2,314

At the annual meeting held December 7, 2004, the Class B shareholders approved the appointment of Merle Fabian, Leslie H. Goldberg, Stanley H. Katzman,
A. Joseph Levy, Ruth Macklin and Irvin Clark, as listed in the proxy statement for the December 7, 2004 meeting, for a one year period to expire at the 2005 Annual Meeting. The votes were cast as follows:

                   For  14,142,700     Withheld  0


Item 6 -  Exhibits
(a) Exhibits
      31.1   Certification of Chief Executive Officer
      31.2   Certification of Chief Financial Officer
      32     Written Statement of the Chief Executive Officer and Chief
             Financial Officer Pursuant to 18 U.S.C. 1350
      10     Extension of Employment Agreement with Leslie H. Goldberg
      20     Press release issued February 8, 2005 (furnished herewith)

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Bowl America Incorporated
                                                   (Registrant)

Date: February 8, 2005                      By: Leslie H. Goldberg
                                                Leslie H. Goldberg, President

Date: February 8, 2005                      By: Cheryl A. Dragoo
                                                Cheryl A. Dragoo, Controller

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

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


Date:  February 8, 2005                            Leslie H Goldberg
                                                   Chief Executive Officer

Exhibit 31.2
Exhibit 31.2 to Form 10-Q
                      Certification of Chief Financial Officer
       Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule
    13a-14(a) Or 5d-14(a) under the Securities Exchange Act of 1934

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

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

Date:  February 8, 2005                            Cheryl A. Dragoo
                                                   Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended December 26, 2004, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  February 8, 2005

EXHIBIT 10
Exhibit 10 to Form 10-Q
         Extension of Employment Agreement with Leslie H. Goldberg

December 7, 2004

Leslie H. Goldberg
Bowl America Incorporated
PO Box 1288
Springfield, VA  22151

Dear Les,

This letter is to confirm our agreement extending your employment contract as President of the Company, at the terms in the contract dated June 28, 1999, to the end of the corporation's fiscal year 2005, year end date July 3, 2005.

If this meets with your approval, please sign in the place indicated.

Sincerely yours,

Bowl America Incorporated

BY:  Warren Braham

AGREED TO:  Leslie H. Goldberg

EXHIBIT 20
Exhibit 20 to FORM 10-Q Press Release issued February 8, 2005


              SECOND QUARTER EARNINGS UP AT BOWL AMERICA

Today Bowl America Incorporated announced that its fiscal 2005 second quarter earnings were $.18 per share compared to $.17 in the comparable prior year period. The current quarter included a gain on the sale of AT&T Wireless stock of approximately $152,000, without which earnings per share would have been $.16. For the current six months earnings per share were $.24. In fiscal
2004 the Company's gain on the sale of a building was $2,168,117. Excluding the gains from the sale of assets, the earnings for the current and prior six-month periods were $.22 and $.23 respectively.

Linage declined on a year-to-date basis in part because the quarter, which ended December 26, 2004, was atypically warm, a condition that usually depresses open-play business. Higher gasoline prices are also thought to impact discretionary recreation spending.

Bowl America operates 18 bowling centers and site work for a new 40-lane location in Richmond is continuing.

Bowl America Class A Common Stock trades on the American Stock Exchange with the symbol BWLA. The Company's Form 10-Q is available at www.bowlamerica.com.

                   BOWL AMERICA INCORPORATED
                     Results of Operations
                          (Unaudited)

                                               Thirteen Weeks Ended
                                             12/26/2004         12/28/2003
Operating Revenues
 Bowling and other                          $ 5,033,421        $ 5,163,791
 Food, beverage and merchandise sales         2,078,175          2,143,726
                                             __________         __________
                                              7,111,596          7,307,517

Operating expenses excluding
 depreciation and amortization                5,519,119          5,603,871
Depreciation and amortization                   402,485            391,647
Net gain on sale of building                       -                  -
Investment earnings                             151,817               -
Interest and dividend income                    160,319            103,361
Earnings before taxes                         1,502,128          1,415,360
Net Earnings                                $   950,028        $   911,860
Weighted average shares outstanding           5,137,773          5,138,574

EARNINGS PER SHARE                                  .18                .17


                                               Twenty-six Weeks Ended
                                             12/26/2004         12/28/2003
Operating Revenues
 Bowling and other                          $ 9,256,174        $ 9,489,060
 Food, beverage and merchandise sales         3,755,506          3,963,632
                                             __________         __________
                                             13,011,680         13,452,692

Operating expenses excluding
 depreciation and amortization               10,683,829         11,121,074
Depreciation and amortization                   803,118            786,577
Net gain on sale of building                       -             2,168,117
Investment earnings                             151,817               -
Interest and dividend income                    264,322            199,342
Earnings before taxes                         1,940,872          3,912,500
Net Earnings                                $ 1,240,872        $ 2,485,800
Weighted average shares outstanding           5,137,773          5,138,574

EARNINGS PER SHARE                                  .24                .48


                       SUMMARY OF FINANCIAL POSITION
                                (Unaudited)
                           Dollars in Thousands


                                               12/26/2004         12/28/2003
ASSETS
Total current assets including cash and
 short-term investments of $13,863 and $12,132    $14,785            $15,232
Property and investments                           27,150             24,741
                                                   ______             ______
TOTAL ASSETS                                      $41,935            $39,973

LIABILITIES AND STOCKHOLDERS'EQUITY
Total current liabilities                         $ 3,969            $ 4,051
Other liabilities                                   2,846              1,853
Stockholders' equity                               35,120             34,069
                                                   ______             ______
                                                  $41,935            $39,973