Form 10-Q
period 2005-03-27
BOWL AMERICA INC
filed 2005-05-10
CIK 13573

FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended March 27, 2005           Commission file Number 0-1830

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

                                               Shares Outstanding at
                                                   April 24, 2005

       Class A Common Stock,                           3,669,311
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                              March 27,    March 28,     March 27,     March 28,
                                2005         2004          2005         2004
                            _______________________   _________________________
Operating Revenues
 Bowling and other          $6,188,020   $6,262,066    $15,444,194  $15,751,126
 Food, beverage and
  merchandise sales          2,407,933    2,521,203      6,163,439    6,484,835
                             _________    _________     __________   __________
                             8,595,953    8,783,269     21,607,633   22,235,961
Operating Expenses
 Compensation and benefits   3,220,410    3,287,212      9,282,911    9,628,495
 Cost of bowling and other   1,568,584    1,556,491      4,622,675    4,648,706
 Cost of food, beverage and
  merchandise sales            690,266      754,646      1,877,514    2,095,004
 Depreciation and
  amortization                 401,514      391,647      1,204,632    1,178,224
 General and administrative    195,136      209,883        575,125      557,101
                             _________    _________     __________   __________
                             6,075,910    6,199,879     17,562,857   18,107,530
Net gain from sale of
  building                        -            -              -       2,168,117

Operating Income             2,520,043    2,583,390      4,044,776    6,296,548
 Investment Earnings              -            -           151,817         -
 Interest and dividend
  income                       159,075      105,947        423,397      305,289
                             _________    _________     __________   __________
Earnings before provision
 for income taxes            2,679,118    2,689,337      4,619,990    6,601,837
Provision for income taxes     978,000      984,900      1,678,000    2,411,600
                             _________    _________     __________   __________

Net Earnings                $1,701,118   $1,704,437    $ 2,941,990  $ 4,190,237
                             =========    =========      =========    =========
Earnings per share-basic &
  diluted                         $.33         $.33           $.57         $.81

Weighted average shares
 outstanding                 5,137,773    5,138,574      5,137,773    5,138,574

Dividends paid                $693,600     $693,708     $2,080,800   $1,978,353

 Per share, Class A              $.135        $.135          $.405        $.385
 Per share, Class B              $.135        $.135          $.405        $.385

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,701,118   $1,704,437    $ 2,941,990   $4,190,237
Other comprehensive
 earnings-net of tax
 Unrealized gain (loss) on
 available for sale
 securities                   (287,451)     134,662        171,206      101,151
Less: reclassification
 adjustment for gain
 included in net income           -            -           (88,687)        -
                             _________    _________      _________    _________
Comprehensive earnings      $1,413,667   $1,839,099    $ 3,024,509   $4,291,388
                             =========    =========      =========    =========


The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 27, 2005 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     March 27, 2005       June 27, 2004
                                    ________________      _____________
                                       (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents           $ 3,155,521          $ 1,320,643
  Short-term investments               13,320,046           11,681,729
  Inventories                             510,749              583,466
  Prepaid expenses and other              419,864              595,460
                                       __________           __________
Total Current Assets                   17,406,180           14,181,298
Land, Buildings and Equipment
  less accumulated depreciation of
  $28,950,876 and $28,394,203          22,243,663           21,762,919
Other Assets
  Marketable equity securities          4,057,837            4,041,161
  Cash surrender value-life insurance     469,817              467,603
  Other long-term assets                   78,080              126,600
                                       __________           __________
TOTAL ASSETS                          $44,255,577          $40,579,581
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   828,746          $   805,812
  Accrued expenses                        795,855              891,289
  Dividends payable                       693,600              693,600
  Other current liabilities             2,629,107              334,317
  Income taxes payable                    642,021              179,855
  Current deferred income taxes           148,675              148,675
                                       __________           __________
Total Current Liabilities               5,738,004            3,053,548
Long-term Deferred Compensation            74,278               74,278
Noncurrent Deferred Income Taxes        2,603,574            2,555,174
                                       __________           __________
TOTAL LIABILITIES                       8,415,856            5,683,000
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,669,311 shares                      366,932             366,932
    Class B issued and outstanding -
     1,468,462                             146,846             146,846
  Additional paid-in capital             7,479,072           7,479,072
  Accumulated other comprehensive
   earnings-Unrealized gain on
   available-for-sale securities,
   net of tax                            2,030,868           1,948,918
  Retained earnings                     25,816,003          24,954,813
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $35,839,721         $34,896,581

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $44,255,577         $40,579,581
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED MARCH 27, 2005 AND MARCH 28, 2004

                                           March 27,          March 28,
                                             2005               2004
                                          (unaudited)
Cash Flows From Operating Activities:
 Net earnings                             $2,941,990          $4,190,237
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,204,632           1,178,224
  Gain on sale of available-for-sale
   securities                               (151,817)               -
 Changes in assets and liabilities
  Decrease in inventories                     72,717              97,103
  Decrease in prepaid expenses & other       175,596              28,999
  Increase in income taxes payable           462,166           1,161,899
  Decrease in other long-term assets          46,306              56,535
  Increase (decrease) in accounts payable     22,934             (97,066)
  Decrease in accrued expenses               (95,434)           (144,010)
  Increase in other current liabilities    2,294,790           2,312,099
  Decrease in long-term deferred comp           -                (59,190)
                                           _________           _________
Net cash provided by operating activities $6,973,880          $8,724,830
                                           _________           _________

Cash flows from investing activities
  Expenditures for land,buildings,equip   (1,685,376)         (2,913,372)
  Net purchases of short-term investments (1,625,351)         (3,025,071)
  Proceeds from AMF cash merger                 -                  1,125
  Proceeds from sale of marketable
   securities                                252,525                -
                                           _________           _________
Net cash used in investing activities     (3,058,202)         (5,937,318)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (2,080,800)         (1,978,353)
                                           _________           _________
Net cash used in financing activities     (2,080,800)         (1,978,353)
                                           _________           _________

Net Increase in Cash and Equivalents       1,834,878             809,159
Cash and Equivalents, Beginning of Period  1,320,643           1,503,313
                                           _________           _________
Cash and Equivalents, End of Period       $3,155,521          $2,312,472
                                           =========           =========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,069,477          $1,249,700

See notes to condensed consolidated financial statements.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Thirty-nine Weeks Ended
                             March 27, 2005
                               (Unaudited)

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. At March 27, 2005, the fair value of these securities was $4,057,837, with an original cost of $757,074, resulting in an unrealized gain of $3,300,763. The telecommunications stocks included in the portfolio as of March 27, 2005 were:

    2,209 shares of Agere                   3,946 shares of Alltel
      669 shares of Avaya                 27,572 shares of Bell South
    8,028 shares of Lucent Technologies    9,969 shares of Qwest Communications
   45,580 shares of SBC                   40,000 shares of SprintFon
   18,784 shares of Verizon               13,560 shares of Vodafone/AirTouch

3.  Commitments and Contingencies
    During the quarter ended March 27, 2005, the Company signed a contract for approximately $1,526,000 for construction of a shell building for a bowling center in Henrico County, Virginia.
    In late Septemeber 2004, the Company signed a contract for approximately $770,000 for site preparation relating to that building, to be paid out as work is completed. During the quarter ended March 27, 2005, revisions to the site preparation contract were made increasing the contract amount to approximately $980,000 of which approximately $254,000 has been paid for work completed.
    In February 2005, the Company signed a contract for the purchase of bowling equipment for the new location totaling approximatley $379,000. Delivery is not expected prior to the end of fiscal 2005.

4.  Reclassifications

Certain previous period amounts have been reclassified to conform with current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $16,475,000 at the end of the third quarter of fiscal 2005, or $2,612,000 higher than at the beginning of the quarter and $3,473,000 higher than the beginning of the fiscal year. The increased funds resulted primarily from operations and league prize fund deposits, explained below under current liabilities, and reflect the seasonal nature of the business which is strongest from September through May.

During the nine-month month period ended March 27, 2005, the Company expended approximately $1,197,000 for the purchase of bowling and restaurant equipment and some amusement games as existing locations were upgraded. Through March 27, 2005, approximately $488,000 of the estimated $5 million cost had been paid toward the construction of our new location in Henrico County, Virginia. The table below summarizes all purchase obligations as of March 27, 2005, and includes approximately $726,000 for site preparation and improvements, $1,526,000 for the building shell and $379,000 for a portion of the equipment.

The Company is actively seeking property for the development of additional bowling centers. Cash and cash flow are sufficient to finance all contemplated purchases and construction. The Company's holdings of marketable equity securities, primarily consisting of telecommunications stocks, are another potential source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended March 27, 2005, the market value decreased by $432,000 to approximately $4,058,000.

Contractual         Total        Less Than      1-3         3-5      More Than
 obligations                      1 Year       Years       Years      5 Years

Operating lease
 obligations      $1,624,627    $  276,760    $553,520    $427,680    $366,667

Purchase
 obligations      $2,631,000    $2,631,000

Total             $4,255,627    $2,907,760    $553,520    $427,680    $366,667


Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At March 27, 2005, approximately $2,300,000 in league deposits were included in the current liabilities category.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On March 22, 2005, the Board of Directors declared a cash dividend of $.135 per share on its Class A and Class B stock to holders of record on April 20, 2005, payable May 11, 2005.

RESULTS OF OPERATIONS

Net earnings were $.33 per share for the thirteen-week period ended March 27, 2005, and for the thirteen weeks ended March 28, 2004. For the current thirty-nine week period net earnings per share were $.57 compared to $.81 for the comparable period a year ago. Without the sale of assets, AT&T Wireless stock in the current nine-month period and the Silver Spring building in the prior year comparable period, net earnings after taxes would have been $.55 and $.56 per share for the current and prior nine-month periods, respectively.

Operating revenues decreased 2% for the three-month period ended March 27, 2005, versus a 1% decrease in the comparable period a year ago. For the current nine-month period operating revenues were down 3% versus a 1% decrease in the prior year nine-month period.

Bowling and other revenue decreased 1% during the current quarter although corporate events and a higher average price per game helped to offset the lower number of games bowled. For the current nine-month period bowling and other revenue was down 2%. Last year the comparable quarter showed a 1% decrease and the nine-month period was flat. Food, beverage and merchandise sales were down 4% for both the current and prior year quarters and declined 5% and 4%, respectively, in the year-to-date periods. Cost of sales was down 9% and 10% for the current quarter and nine-month periods, respectively.

Operating expenses excluding depreciation and amortization were down 2% in the current three-month period and decreased 3% in the nine-month period ended March 27, 2005. In the prior year the three-month comparable period showed a
decrease of 3%, and the nine-month period expenses were down 1%.   Employee
compensation and benefits costs declined 2% in the current quarter and 4% in the prior year quarter. The current year-to-date decline was 4% versus a 2% decrease in the prior year comparable period.

Cost of bowling and other services was up less than 1% in both the current quarter and nine-month periods. Maintenance and repair costs were down 16% in the current thirty-nine week period due in part to the elimination of refinishing costs and lower building and equipment repair costs. For the nine-month period ended March 28, 2004, maintenance and repair costs were down 1%. Advertising costs for the nine-month period were up 41% over the prior year period, attributable in part to increased use of television and cable for new campaigns to promote the Company's services. In the comparable period last year advertising expense was up 7%. Utility costs were up 7% in the current quarter and 4% for the nine-month period. Last year utility costs were up 1% in the quarter and down 1% in the nine-month period. Bowling supplies and services costs were down 3% for the current nine-month period and up 5% in the comparable period last year, partially the result of timing of bulk purchases of maintenance supplies.

Rent expense was up 2% in the current nine-month period and up 1% in the prior
year comparable period.    For the current nine-month period insurance expense,
excluding health and life insurance, declined 9% as the market softened, versus an increase of 6% for the nine-month period ended March 28, 2004.

Depreciation and amortization expense increased 2% in the current nine-month period. The comparable period last year showed a 6% decrease primarily as a result of the operation of one fewer center in operation in 2004 than 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held at March 27, 2005, was $13,320,000. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at March 27, 2005, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 27, 2005. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 27, 2005, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q
                         March 27, 2005

                   PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
    20    Press release issued May 10, 2005 (furnished herein)
    31.1  Certification of Chief Executive Officer
    31.2  Certification of Chief Financial Officer
    32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant

May 10, 2005                       Leslie H. Goldberg
Date                               President

May 10, 2005                       Cheryl A. Dragoo
Date                               Controller

Exhibit 20 to Form 10-Q

For Immediate Release                                             May 10, 2005

                BOWL AMERICA REPORTS THIRD QUARTER EARNINGS

Bowl America Incorporated today reported earnings per share for its third quarter ended March 27, 2005, were $.33, unchanged from the prior year quarter. Nine-month earnings per share of $.57 in the current year and $.81 last year included gains on sales of assets. Excluding the gains on the sale of AT&T Wireless stock in the current year and a building in the prior year, the comparable year-to-date earnings per share were $.55 this year and $.56 last year.

Some independent tournaments and special events that took place in the third quarter last year were not scheduled until this year's fourth quarter. The fourth quarter will also benefit from an additional week of league play due to the late Labor Day in the first quarter and an extra week of business as fiscal 2005, which ends July 3, 2005, is a 53-week year for accounting purposes.

The $.135 quarterly dividend being paid tomorrow will make this the 33rd consecutive year of increased per share dividends.

Bowl America operates 18 bowling centers and construction of a 40-lane center in Richmond, Virginia is continuing.

Bowl America Class A Common Stock trades on the American Stock Exchange with the symbol BWLA. The Company's S.E.C. Form 10-Q is available at the Company's web site www.bowlamericainc.com.

                                    ***

                         BOWL AMERICA INCORPORATED
                           Results of Operations
                                 (Unaudited)

                       Thirteen        Thirteen      Thirty-nine   Thirty-nine
                     Weeks Ended     Weeks Ended     Weeks Ended   Weeks Ended
                       03/27/05        03/28/04        03/27/05      03/28/04
Operating Revenues
 Bowling and other   $6,188,020      $6,262,066      $15,444,194   $15,751,126
 Food,beverage and
  merchandise sales   2,407,933       2,521,203        6,163,439     6,484,835
                      _________       _________       __________    __________
                      8,595,953       8,783,269       21,607,633    22,235,961
Operating Expenses
 excluding deprec-
 iation and amorti-
 zation               5,674,396       5,808,232       16,358,225    16,929,306
Depreciation and
 amortization           401,514         391,647        1,204,632     1,178,224
Net gain on sale of
 building                  -               -                -        2,168,117
Investing earnings         -               -             151,817           -
Interest & dividend
 income                 159,075         105,947          423,397       305,289
Earnings before taxes 2,679,118       2,689,337        4,619,990     6,601,837
Net Earnings         $1,701,118      $1,704,437      $ 2,941,990   $ 4,190,237
Weighted average
 shares outstanding   5,137,773       5,138,574        5,137,773     5,138,574
EARNINGS PER SHARE          .33             .33              .57           .81

                                    ***
                        SUMMARY OF FINANCIAL POSITION
                                  (Unaudited)
                            Dollars in Thousands
                                                       03/27/05     03/28/04
ASSETS
Total current assets including cash and
 short-term investments of $16,476 and $14,826         $ 17,406     $ 16,057
Property and investments                                 26,850       26,665
                                                         ______       ______
TOTAL ASSETS                                           $ 44,256     $ 42,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                              $  5,738     $  4,833
Other liabilities                                         2,678        2,674
Stockholders' equity                                     35,840       35,215
                                                         ______       ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 44,256     $ 42,722



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

Date:  May 10, 2005                          Leslie H. Goldberg
                                             Chief Executive Officer

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

Date:  May 10, 2005                          Cheryl A. Dragoo
                                             Chief Financial Officer

Exhibit 32

 Written Statement of the Chief Executive Officer and Chief Financial Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended March 27, 2005 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
Chief Executive Officer

Cheryl A. Dragoo
Chief Financial Officer

Date:  May 10, 2005