Form 10-K
period 2005-07-03
BOWL AMERICA INC
filed 2005-09-30
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended July 3, 2005         Commission file Number 1-7829

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

     Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange act). YES [ ] NO [X]

     As of December 26, 2004, which was the last business day of the registrant's most recently completed second quarter, 3,669,311 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates was approximately
$32 million. As of that date 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 26, 2004, the total aggregate market value for both classes of common stock held by nonaffiliates would be approximately $35 million.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after July 3, 2005 are incorporated into Part III of this Form 10-K. Portions of Bowl America's 2005 Annual Report to shareholders are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2005 10-K FILING

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

                           BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2005 10-K FILING

                                   PART III
                                  (Continued)
                                                                          Page
ITEM 13. Certain Relationships and Related Transactions
         (a) Transactions with Management and Others                         3
         (b) Certain Business Relationships                                  3
         (c) Indebtedness of Management                                      3
         (d) Transactions with Promoters                                     3

ITEM 14. Principal Accountant Fees and Services                              4

                                   PART IV

ITEM 15. Exhibits and Financial Statement Schedules
         (a)1. Financial Statements                                          4
         (a)3. Exhibits                                                      4

Signatures                                                                 5-6

                                   PART I
ITEM 1.  BUSINESS

         (a)   General Development of Business
         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 18 bowling centers.
         Construction of Bowl America Short Pump, a 40-lane bowling center in metropolitan Richmond, Virginia, is underway and the location is expected to open in the second quarter of fiscal 2006.
         (b)   Financial Information about Industry Segments
         The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. Merchandise sales, including food and beverages, were approximately 29% of operating revenues. The balance of operating revenues (approximately 71%) represents fees for bowling and related services.

         (c)   Narrative Description of Business
         As of September 1, 2005 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and three bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 716 lanes.
         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and playroom facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center retails bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling.
         The bowling equipment essential for the Company's operation is readily available. The major source of its equipment is Brunswick Corporation.
         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the field. The principal method of competition is the quality of service furnished to the Company's customers.
Its primary competitors are two large bowling equipment manufacturers, Brunswick Corporation and AMF Bowling Worldwide, Inc.
         Compliance with federal, state and local environmental protection laws has not materially affected the Company.
         The number of persons employed by the Company and its subsidiaries is approximately 700.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended July 3, 2005.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) The information set forth in the section entitled "Market Information", "Holders", and "Dividends" on page 3 of the Company's July 3, 2005 Annual Report is incorporated by reference herein.
         (b) Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's July 3, 2005 Annual Report is incorporated by reference herein. Such information should be read in conjunction with the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's July 3, 2005 Annual Report is incorporated by reference herein.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $11,273,191 and $11,681,729 at July 3, 2005 and June 27, 2004, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at July 3, 2005, a 10% decline in the average yield would not have a material impact on our interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Reports of Independent Registered Public Accounting Firms and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 13 of the Company's July 3, 2005 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of July 3, 2005. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter of the Company's fiscal year ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)1.  Financial Statements
                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Reports of Independent Registered Public Accounting Firms

               Consolidated balance sheets - July 3, 2005 and June 27, 2004

               Consolidated statements of earnings and comprehensive earnings
               - years ended July 3, 2005, June 27, 2004, and June 29, 2003

               Consolidated statements of stockholders' equity - years ended July 3, 2005, June 27, 2004, and June 29, 2003

               Consolidated statements of cash flows - years ended July 3, 2005, June 27, 2004, and June 29, 2003

               Notes to the consolidated financial statements - years ended July 3, 2005, June 27, 2004, and June 29, 2003

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

               10(a) Extension of employment agreement with Leslie H. Goldberg (Incorporated by reference from the Registrant's Form 8-K filed June 23, 2005)

               10(b) Employment agreement, dated December 31, 2004, between Registrant and Irvin Clark. (Incorporated by reference from Registrant's Form 8-K filed December 30, 2004)

               10(c) Employment agreement, dated December 31, 2004, between Registrant and Cheryl A. Dragoo. (Incorporated by reference from Registrant's Form 8-K filed December 30, 2004)

               21 Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.

               31.1 Written statement of Chief Executive Officer (Rule 13a-14a Certification)
               31.2 Written statement of Chief Financial Officer (Rule 13a-14a Certification)
               32 Written statement of Chief Executive and Chief Financial Officers (Section 1350 Certifications)

                             BOWL AMERICA INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWL AMERICA INCORPORATED


Leslie H. Goldberg
President and Principal Executive
& Operating Officer

Date:  September 29, 2005



Cheryl A. Dragoo
Chief Financial Officer,
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 29, 2005

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

Date:  September 29, 2005

Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 29, 2005                   Date:  September 29, 2005

Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 29, 2005                   Date:  September 29, 2005

Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 29, 2005                   Date:  September 29, 2005

Irvin Clark
Director

Date:  September 29, 2005

                           BOWL AMERICA INCORPORATED
                              PRESIDENT'S LETTER

September 23, 2005

Dear Fellow Owners:

When drawings of the interior of Bowl America Short Pump began to come in, I was inspired to dig up a photo from about 1940 of the first floor of the Clarendon Bowling Center. The dimension of the lot allowed for two walls and eleven bowling lanes. Under normal circumstances, the odd numbered lane would be a problem since league matches require a pair of lanes. However, under the "if you have too many lemons, make lemonade" theory, the center was promoted as always having "open bowling" for non-league customers.

In the middle of the bowling lanes, attached to a building column, was a platform which faced the bowlers. During league matches, as a 12-year old, I sat there with a whistle. If a bowler crossed the line, I blew my whistle, and the bowler received a zero for that ball. Eventually, a simple electric eye device made the "foul line judge" job obsolete.

It is a long way from our first electric eye to our ability to show each of you, on the Internet, the progress of construction at our newest center. Our completion date has been moved up because of the inability of our local utility to hook us up to their power. Their crews have been loaned to the hurricane areas to deal with widespread outages that are threatening public health. When it is safe for them to return, we will get on with our job, and our internet site will give you a look at the completion process as it happens. Simply go to www.bowlamericainc.com and access Short Pump.

This integration of new technology with what may be the world's oldest sport is really important. Robert Putnam noted ten years ago in "Bowling Alone" the decline in membership of face-to-face groups. He mentioned the PTA, the Federation of Women's Clubs and Boy Scouts, but his title focused on bowling leagues. As our business shifts from the committed week-after-week bowler to what we call the casual bowler, it will become even more important to vary our entertainment, communication, and control capabilities. The new technology, much of which can be retrofitted to our older centers, enables us to better accomodate both groups simultaneously.

League bowling is not dead. Only this week I heard a report that sociologists have discovered that many of the declining neighborhood institutions are showing turnarounds. The reason given is the growth in the immigrant population, which is looking to community groups as a way to participate with their neighbors.

Rising gas prices have hit our mostly suburban customers, but it has also caused many of them to "vacation at home". And we are near these homes.
But our energy costs will also increase.  We cook and heat with natural gas.
A catastrophe anywhere always results in increased insurance premiums even in unaffected areas. Keep in mind that we are following a 53rd week. This also means this fiscal year starts a week later and thus has an extra week of league bowling in its first quarter. In the fourth quarter, we lose both the 53rd week comparison with the prior year and that early week of league bowling. However, we expect an important profit contribution from Bowl America Short Pump in the second half.

There seems a greater uncertainty this year than we have faced recently. It is good to remember that this business essentially started near the end of the Great Depression (with teenage foul line judges). A we have noted often, the basic appeal of bowling has enabled us to prosper in both the good and bad times that followed.

                                        Regards,
                                        Leslie H. Goldberg, President

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
    Cash flow provided by operating activities in fiscal 2005 was $5,503,000 which was sufficient to meet day-to-day cash needs. Short-term investments consisting mainly of U.S. Government securities, cash and cash equivalents totaled $12,980,000 at the end of fiscal 2005 compared to $13,002,000 at the end of fiscal 2004.
    The Company began building the 40-lane Bowl America Short Pump center during fiscal 2005 with cash outlays of approximately $1,831,000 toward the estimated construction and equipment cost of $5 million. This new location in metropolitan Richmond, Virginia, is expected to open during the second quarter of fiscal 2006.
    During fiscal year 2005, the Company expended approximately $1,353,000 for the purchase of bowling equipment and restaurant equipment and amusement games, continuing to upgrade current facilities. In July 2005, the Company signed purchase agreements totaling approximately $578,000 for point-of-sale cash systems to be installed during the first quarter of fiscal 2006 and for equipment for the new location.
    The Company is actively seeking property for the development of new bowling centers. Cash and cash flows are sufficient to finance all contemplated construction and purchases and to meet short-term purchase commitments and operating lease commitments, detailed in the table below.
The Company's holdings of marketable equity securities, primarily telecommunication stocks, are an additional source of expansion capital. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on July 3, 2005 was $4.2 million compared to approximately $4.0 million at June 27, 2004.


   CONTRACTUAL       Total       Less than      1-3       3-5      More than
   OBLIGATIONS                     1 year      years     years      5 years
   -------------------------------------------------------------------------
   Operating lease
    obligations     $1,555,441   $  276,761   $553,522   $380,491   $344,667

   Purchase
    obligations      3,161,000    3,161,000       -         -           -
   -------------------------------------------------------------------------
   Total            $4,716,441   $3,437,761   $553,522   $380,491   $344,667
   =========================================================================

    Cash dividends of $.54 per share totaling $2.8 million, were paid to shareholders during the 2005 fiscal year making this the thirty-third consecutive year of increased dividends per share. In June 2005, the Company declared a $.14 per share dividend to be paid in August 2005. While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.
    In May 2003, the Company ceased operating the Silver Spring facility after entering into an agreement, consummated in August 2003, to sell the building.

RESULTS OF OPERATIONS
    Eighteen centers were in operation during both fiscal 2005 and 2004 while nineteen centers were in operation during the peak season of fiscal 2003. Fiscal years 2004 and 2003 each consisted of 52 weeks. Fiscal year 2005 was a 53-week year. The additional week contributed to operating revenues and most categories of expenses.
    Operating revenues increased $173,000 or about 1% in fiscal 2005 versus a decrease of $942,000 or 3%, excluding the gain on the sale of Silver Spring, mentioned above, in fiscal 2004. Bowling and other revenue increased $274,000 or 1% in fiscal 2005, primarily as a result of a higher average game rate and an increase in some ancillary services revenue. In the prior year period bowling and other revenue declined 2%.
    Food, beverage and merchandise sales decreased 1% in fiscal 2005 although profitability on sales increased as cost of sales declined at a greater rate.
In fiscal 2004 food, beverage and merchandise sales decreased 6%, due in part to the closure of Silver Spring and a change in the food service operation at Gaithersburg.
    Total operating expense declined slightly in fiscal 2005 versus a decrease of 3% in the prior year. Costs for employee compensation and benefits were down less than 1% in fiscal 2005 and down 2% in the prior year. In the prior year an increase in the contribution to the pension plans was offset by the lower cost of operating one fewer center. In fiscal 2005 health insurance costs were up 2%, however, a significant increase is expected in the new plan year.
    Cost of bowling and other services increased 2% in the current year period versus a decrease of 1% in the prior year period. Maintenance expense was down 12% in fiscal 2005 due primarily to fewer building and air conditioning repairs. In the prior fiscal year, due to replacement of wooden lanes, there were no lane resurfacing costs. The 9% decrease in maintenance costs last year reflected the change. Supplies expense was flat in fiscal 2005 versus an increase of 5% in the prior fiscal year.
    Advertising costs increased $171,000 or 38% in fiscal 2005 and $65,000 or 17% in the prior year. Both years included campaigns to increase awareness of our websites and services for corporate outings. In fiscal 2005 the Company made heavier use of the cable and television media. Utility costs were up 4% in fiscal 2005 versus a slight decline in fiscal 2004.
    Rent expense decreased 4% in fiscal 2005 and 2% in the prior year. The decline in fiscal 2005 was primarily due to lower common area maintenance costs. Insurance expense, excluding health and life, increased 10% in fiscal 2005 and was down 8% in fiscal 2004.
    Depreciation expenses decreased by $69,000 or 4% in fiscal 2005 and by $81,000 or 5% in fiscal 2004. Large assets reaching full depreciation were responsible for the decreases in both years.
    Operating income increased 5.7% to $5.2 million from $4.9 million in fiscal 2004. Fiscal 2004 operating income declined approximately 4.3% from $5.1 million in fiscal 2003.
    Interest and dividend income increased 47% from the prior year due to higher interest rates on investments.
    Gain on the sale of land, building and equipment in fiscal 2004 was due principally to the sale of the Silver Spring building.
    Investment earnings of $152,000 on the mandatory exchange of AT&T Wireless stock for cash from Cingular Wireless were recorded in fiscal 2005.
    Effective income tax rates for the Company were 35.8% for fiscal 2005, 37.4% for fiscal 2004, and 35.9% in 2003, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments and the state tax exemption for interest on U.S. Government obligations.
    Net earnings in fiscal 2005 were $3.8 million or $.75 per share, compared to $4.7 million or $.91 per share in fiscal 2004, and $3.5 million or $.70 per share in fiscal 2003.

CRITICAL ACCOUNTING POLICIES
     We have identified accounting for marketable investment securities under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" as a critical accounting policy due to the significance of the amounts included in our balance sheet under the captions of Short-term investments and Marketable equity securities. The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value. The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive earnings, a component of stockholders' equity, net of deferred taxes. Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.
    We have identified accounting for the impairment of long-lived assets under SFAS 144 " Accounting for the Impairment or Disposal of Long-Lived Assets" as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated future cash flows are less than the carrying amount.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

                                      For the Years Ended
                        July 3,    June 27,    June 29,     June 30,     July 1,
                         2005        2004        2003        2002         2001
                     __________________________________________________________
Operating Revenues   $28,607,145 $28,433,689 $29,375,692 $29,901,142 $29,400,903
Operating Expenses    23,435,145  23,539,032  24,262,944  24,507,566  24,508,226
Interest and dividend
 Income                  609,963     413,738     475,598     598,982   1,035,712
Investment Earnings      151,817        -           -           -           -
Gain on Sale of Land,
 Buildings and
 Equipment                65,531   2,201,240        -           -           -
                      __________  __________  __________  __________  __________
Earnings before pro-
 vision for income
 taxes                 5,999,311   7,509,635   5,588,346   5,992,558   5,928,389
Provision for income
 taxes                 2,150,030   2,807,896   2,005,000   2,174,000   2,060,000
                      __________  __________  __________  __________  __________
Net Earnings         $ 3,849,281 $ 4,701,739 $ 3,583,346 $ 3,818,558 $ 3,868,389

Weighted Average
 Shares Outstanding
 Basic & Diluted       5,137,773   5,138,559   5,145,934   5,132,083   5,222,876

Earnings Per Share
 Basic & Diluted          $.75        $.91        $.70        $.74        $.74

Net Cash Provided by
 Operating Activities $5,503,187  $5,501,857  $5,450,867  $5,954,909  $4,795,680
Cash Dividends Paid   $2,774,419  $2,672,062  $2,470,081  $2,371,121  $2,256,182
Cash Dividends Paid
 Per Share-Class A        $.54        $.52        $.48        $.46        $.45
          -Class B        $.54        $.52        $.48        $.46        $.45
Total Assets         $42,548,998 $40,579,581 $37,536,507 $36,562,578 $37,509,243
Stockholders' Equity $36,191,662 $34,896,581 $32,953,150 $32,682,139 $32,614,517
Net Book Value Per
 Share                   $7.04       $6.79       $6.41       $6.35       $6.64
Net Earnings as a %
 of Beginning Stock-
 holders' Equity         11.0%       14.3%       11.0%       11.7%       11.1%
Lanes in Operation         716         716         716         746         820
Centers in Operation        18          18          18          19          21

All share and per share amounts (excluding Net Book Value Per Share) have been adjusted to reflect the 5% stock dividend distributed on July 26, 2001.



Market Information
The principal market on which the Company's Class A Common Stock is traded is the American Stock Exchange. The Company's Class B Common Stock is not listed on any exchange and is not traded. This stock can be converted to Class A Common Stock at any time. The table below presents the price range of the Company's Class A stock in each quarter of fiscal 2005 and 2004.

       2005        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _________________________________________________________
       High         14.60      14.30        14.41       14.35
       Low          14.00      13.95        13.55       13.40

       2004        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _______________________________________________________
       High         13.10       14.00       15.25       14.70
       Low          10.67       12.81       14.00       14.05

Holders
The approximate number of holders of record of the Company's Class A Common Stock as of July 3, 2005 is 423 and of the Company's Class B Common Stock is 28.

Cash Dividends
The table below presents the cash dividends per share of Class A and Class B stock paid, and the quarter in which the payment was made during fiscal 2005 and 2004.

                        Class A Common Stock
              Quarter            2005              2004
              ____________________________________________
              First            13.5 cents        12.5 cents
              Second           13.5 cents        12.5 cents
              Third            13.5 cents        13.5 cents
              Fourth           13.5 cents        13.5 cents

                        Class B Common Stock
              Quarter            2005              2004
              _____________________________________________
              First            13.5 cents        12.5 cents
              Second           13.5 cents        12.5 cents
              Third            13.5 cents        13.5 cents
              Fourth           13.5 cents        13.5 cents

                                     -3-


                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                             July 3, 2005        June 27, 2004
ASSETS
Current Assets
  Cash and cash equivalents (Note 2)          $ 1,707,385          $ 1,320,643
  Short-term investments (Note 3)              11,273,191           11,681,729
  Inventories                                     626,452              583,466
  Prepaid expenses and other                      491,647              595,460
  Income taxes refundable                         132,467                 -
                                               __________           __________
  Total Current Assets                         14,231,142           14,181,298
Land, Buildings and Equipment, Net (Note 4)    23,440,265           21,762,919

Other Assets
  Marketable equity securities (Note 3)         4,208,421            4,041,161
  Cash surrender value-officers'life insurance    516,248              467,603
  Other                                           152,922              126,600
                                               __________           __________
  Total Other Assets                            4,877,591            4,635,364
                                               ----------           ----------

TOTAL ASSETS                                  $42,548,998          $40,579,581
                                               ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                            $ 1,130,017          $   805,812
  Accrued expenses                              1,127,639              891,289
  Dividends payable                               719,177              693,600
  Income taxes payable                               -                 179,855
  Other current liabilities                       372,932              334,317
  Current deferred income taxes (Note 7)          247,936              148,675
                                               __________           __________
Total Current Liabilities                       3,597,701            3,053,548
Long-Term Deferred Compensation                    71,475               74,278
Non-current Deferred Income Taxes (Note 7)      2,688,160            2,555,174
                                               __________           __________
TOTAL LIABILITIES                               6,357,336            5,683,000

Commitments and Contingencies (Note 5)
Stockholders' Equity (Note 8)
  Preferred stock, par value $10 a share
   Authorized and unissued 2,000,000 shares
  Common stock, par value $.10 per share
   Authorized 10,000,000 shares
    Class A outstanding
     3,669,311                                    366,932              366,932
    Class B outstanding 1,468,462 shares          146,846              146,846
  Additional paid-in capital                    7,479,072            7,479,072
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
     securities, net of tax                     2,194,714            1,948,918
  Retained earnings                            26,004,098           24,954,813
                                               __________           __________
TOTAL STOCKHOLDERS' EQUITY                    $36,191,662          $34,896,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $42,548,998          $40,579,581
                                              ===========           ==========
The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                     -4-

                    BOWL AMERICA INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS & COMPREHENSIVE EARNINGS

                                                   For the Years Ended
                                 July 3, 2005     June 27, 2004    June 29, 2003
                                 ______________________________________________
Operating Revenues
 Bowling and other                $20,428,291      $20,154,568      $20,574,413
 Food, beverage and
   merchandise sales                8,178,854        8,279,121        8,801,279
                                   __________       __________       __________
                                   28,607,145       28,433,689       29,375,692

Operating Expenses
 Compensation and benefits         12,617,207       12,688,709       12,976,056
 Cost of bowling and other          6,058,703        5,925,753        5,983,292
 Cost of food, beverage and
   merchandise sales                2,492,677        2,603,609        2,771,356
 Depreciation and amortization      1,463,188        1,532,587        1,613,379
 General and administrative           803,370          788,374          918,861
                                   __________       __________       __________
                                   23,435,145       23,539,032       24,262,944

Operating Income                    5,172,000        4,894,657        5,112,748
 Interest and dividend income         609,963          413,738          475,598
 Gain on sale of land, buildings
   and equipment                       65,531        2,201,240             -
 Investment earnings                  151,817             -                -
                                   __________       __________       __________
Earnings before provision
 for income taxes                   5,999,311        7,509,635        5,588,346
Provision for income taxes(Note 7)
 Current                            2,060,514        1,946,247        2,050,000
 Deferred                              89,516          861,649          (45,000)
                                    _________       __________       __________
                                    2,150,030        2,807,896        2,005,000

Net Earnings                      $ 3,849,281      $ 4,701,739      $ 3,583,346

Other Comprehensive Gain (Loss)
 Net of Tax
 Unrealized gain (loss)
 on available-for-sale securities     334,483          (23,595)         (70,549)
 Less: Reclassification adjustment
  for gain included in net income     (88,687)            -                -
                                    _________        _________        _________
Comprehensive Earnings              4,095,077        4,678,144        3,512,797

Earnings Per Share-Basic &
 Diluted                               $.75             $.91             $.70


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

                                     BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  COMMON STOCK                             Accumulated
                                      _______________________________________   Additional      Other
                                      Class A    Class A   Class B    Class B    Paid-In     Comprehensive   Retained
                                      Shares     Amount    Shares     Amount     Capital      Earnings(1)    Earnings

_________________________________________________________________________________________________________________________
Balance June 30, 2002                3,666,376  $366,638  1,483,620  $148,362   $7,603,646    $2,043,062    $22,520,431
 Purchase of stock                        (470)      (47)   (15,158)   (1,516)    (174,250)         -            (4,851)
 Shares issued for ESOP plan             4,206       421       -         -          48,579          -              -
 Cash dividends paid                      -         -          -         -            -             -        (2,470,081)
 Accrued dividends declared
  June 24, 2003, payable
  August 12, 2003                         -         -          -         -            -             -          (642,323)
 Change in unrealized gain on
  available-for-sale securities
  (snown net of tax)                      -         -          -         -            -          (70,549)          -
 Repayment of employee loan               -         -          -         -           2,282          -              -
 Net earnings for the year                -         -          -         -            -             -         3,583,346
_______________________________________________________________________________________________________________________
Balance June 29, 2003                3,670,112  $367,012  1,468,462  $146,846   $7,480,257    $1,972,513    $22,986,522
 Purchase of stock                        (801)      (80)      -         -          (1,185)         -           (10,109)
 Cash dividends paid                      -         -          -         -            -             -        (2,029,739)
 Accrued dividends declared
  June 22, 2004, payable
  August 18, 2004                         -         -          -         -            -             -          (693,600)
 Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)                      -         -          -         -            -          (23,595)          -
 Net earnings for the year                -         -          -         -            -             -         4,701,739
________________________________________________________________________________________________________________________
Balance, June 27, 2004               3,669,311  $366,932  1,468,462  $146,846   $7,479,072    $1,948,918    $24,954,813
 Cash dividends paid                      -         -          -         -            -             -        (2,080,819)
 Accrued dividends declared
  June 21, 2005, payable
  August 17, 2005                         -         -          -         -            -             -          (719,177)
 Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)                      -         -          -         -            -          334,483           -
 Less: Reclassification adjustment
  for gain included in net income,
  net of tax                              -         -          -         -            -          (88,687)          -
 Net earnings for the year                -         -          -         -            -             -         3,849,281
------------------------------------------------------------------------------------------------------------------------
Balance, July 3, 2005                3,669,311  $366,932  1,468,462  $146,846   $7,479,072    $2,194,714    $26,004,098

     (1)Unrealized gains and losses are shown net of tax
     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               July 3,    June 27,    June 29,
                                                2005        2004        2003
Cash Flows From Operating Activities
 Net earnings                                $3,849,281  $4,701,739  $3,583,346
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization              1,463,188   1,532,587   1,613,379
   Increase(decrease) in deferred income tax     89,516     861,649     (45,000)
   (Gain) Loss on disposition of assets-net     (65,531) (2,201,240)     11,932
   Stock issuance-ESOP Plan                        -           -         49,000
   Gain on sale of available-for-sale
    securities                                 (151,817)       -           -
 Changes in assets and liabilities:
  Increase in inventories                       (42,986)    (18,395)    (24,044)
  Decrease (increase) in prepaid expenses
    and other                                   103,813      (4,905)   (111,266)
  (Increase) decrease in income taxes
    refundable                                 (132,467)    443,788     255,980
  Increase in other long-term assets            (26,322)        (83)    (28,855)
  Increase (decrease) in accounts payable       324,205     105,387      (1,246)
  Increase (decrease) in accrued expenses       236,350     (18,798)    160,842
  (Decrease) increase in income taxes payable  (179,855)    179,855        -
  Increase (decrease) in other current
    liabilities                                  38,615     (20,537)    (14,173)
  (Decrease) increase in long-term
    deferred compensation                        (2,803)    (59,190)        972
                                              _________   _________   _________
Net cash provided by operating activities    $5,503,187  $5,501,857  $5,450,867
                                              _________   _________   _________
Cash Flows from Investing Activities
  Expenditures for land,buildings,equipment  (3,184,491)   (688,810) (1,525,181)
  Sale of assets                                109,488        -           -
  Sales (purchases) and maturities  of
   short-term investments                       529,097  (2,309,382) (1,371,706)
  Increase in cash surrender value              (48,645)     (4,024)    (32,330)
  Proceeds (purchases) from sale or
   purchases of marketable securities           252,525       1,125      (1,409)
                                              _________   _________   _________
Net cash used in investing activities        (2,342,026) (3,001,091) (2,930,626)
                                              _________   _________   _________
Cash Flows from Financing Activities
  Payment of cash dividends                  (2,774,419) (2,672,062) (2,470,081)
  Purchase of Class A Common Stock                 -        (11,374)     (5,589)
  Purchase of Class B Common Stock                 -           -       (175,075)
                                              _________   _________   _________
Net cash used in financing activities        (2,774,419) (2,683,436) (2,650,745)
                                              _________   _________   _________
Net Increase (Decrease) in Cash and
  Cash Equivalents                              386,742    (182,670)   (130,504)
Cash and Cash Equivalents, Beginning of Year  1,320,643   1,503,313   1,633,817
                                              _________   _________   _________
Cash and Cash Equivalents, End of Year       $1,707,385  $1,320,643  $1,503,313



Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
   Income taxes                              $2,284,987  $1,907,467  $2,324,881
  Non-cash Investing and Financing Activities
   Exchange of property                            -     $2,351,800        -

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

Fiscal Year
    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2005 ended July 3, 2005 and consisted of 53 weeks. Fiscal year 2004 ended June 27, 2004, and fiscal year 2003 ended June 29, 2003. Fiscal years 2004 and 2003 each consisted of 52 weeks.

Estimates
    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the deferred compensation liability for executives and key employees including survivor benefits, depreciation expense, cash surrender value of officers' life insurance, the Federal and State income taxes (current and deferred), and market assumptions used in estimating the fair value of certain assets such as marketable securities and long-lived assets.

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

Dividends
    It is the Company's policy to accrue a dividend liability at the time the dividends are declared.

Advertising Expense
    It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending Ju;y 3, 2005, June 27, 2004 and June 29, 2003 were $623,322, $451,860 and $386,625, respectively.

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

Earnings Per Share
    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,137,773, 5,138,559 and 5,145,934, for fiscal years 2005,
2004 and 2003, respectively, and have been adjusted to reflect the 5% stock dividend distributed on July 26, 2001.

Comprehensive Earnings
    In accordance with SFAS No. 130 "Reporting Comprehensive Income", a consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the three years in the period ended July 3, 2005.

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

Other Current Liabilities
    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At July 3, 2005, and June 27, 2004 other current liabilities included $369,317, and $328,014, respectively, in prize fund monies.

Reclassifications
     Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards
     In December 2004, the FASB issued SFAS No. 151 "Inventory Costs". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement did not have any impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions". This statement amends FASB Statement
No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time Sharing Transactions". This statement also amends FASB
No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Adoption did not have any impact on the Company's consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share
Based Payment" ("SFAS 123R"), which is a revision to SFAS 123 and supercedes
APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the fiinancial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by share ownership plans. The adoption of this statement did not have any impact on the Company's consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, entitled "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not have any impact on the Company's consolidated financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, entitled "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not have any impact on the Company's consolidated financial position or results of operation.

2.  CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consisted of the following:

                                               July 3,        June 27,
                                                2005            2004
     Demand deposits and cash on hand       $  316,380      $  611,552
     Money market funds                        175,645         175,644
     Repurchase agreements                   1,215,360         533,447
                                             _________       _________
                                            $1,707,385      $1,320,643

                                     -9-

3.  INVESTMENTS
    Short-term investments consist of certificates of deposits, U.S. Treasury securities and a mutual fund which invests in mortgage backed securities
(maturities of generally three months to one year).   At July 3, 2005, the
fair value of short-term investments was $11,273,191 with an unrealized gain of $30,617. At June 27, 2004, the fair value of short-term investments was $11,681,729 with an unrealized loss of $89,923. Non-current investments are marketable equity securities which consist primarily of telecommunications stocks. The Company has classified all readily marketable debt and equity securities as available-for-sale. These available-for-sale securities are carried at fair value in accordance with the provisions of SFAS No. 115.

     The following table summarizes the cost and approximate fair values of equity securities available-for-sale as of July 3, 2005, and June 27, 2004 as follows:

                                   Original      Unrealized        Fair
                                     Cost           Gain          Value
July 3, 2005
Securities available-for-sale      $757,054      $3,451,367      $4,208,421

June 27, 2004
Securities available-for-sale      $857,782      $3,183,379      $4,041,161


     This portfolio includes the following telecommunications stocks:

        220 shares of Agere
      3,946 shares of Alltel
        669 shares of Avaya
     27,572 shares of Bell South
      8,028 shares of Lucent Technologies
      9,969 shares of Qwest
     45,580 shares of SBC Communications
     40,000 shares of Sprint Fon
     18,784 shares of Verizon
     13,560 shares of Vodafone

     In the year ended July 3, 2005, the Company received $252,525 as merger compensation from Cingular Wireless for the mandatory exchange of 16,835 shares of AT&T Wireless stock held by the Company.
    In the year ended June 27, 2004, the Company received proceeds of approximately $1,000 from the conversion of a publicly traded company into a private enterprise. There were no sales of available-for-sale securities in the year ended June 29, 2003.

4.  LAND, BUILDINGS, AND EQUIPMENT
    Land, buildings, and equipment, as cost, consist of the following:

                                                July 3,        June 27,
                                                 2005            2004
Buildings                                   $14,384,416     $14,384,416
Leasehold and building improvements           5,134,484       5,107,091
Bowling lanes and equipment                  19,584,395      18,983,657
Land                                         10,590,450      10,590,450
Amusement games                                 790,431         873,011
Bowling lanes and equipment not yet in use    2,012,936         218,497
                                             __________      __________
                                             52,497,112      50,157,122
Less accumulated depreciation and
  amortization                               29,056,847      28,394,203
                                             __________      __________
                                            $23,440,265     $21,762,919

    Depreciation and amortization expense for buildings and equipment for fiscal years 2005, 2004, and 2003 was $1,463,188, $1,532,587, and $1,613,379,
respectively.  Bowling lanes and equipment not yet in use are not depreciated.


5.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
    The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

     At July 3, 2005, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

           Year Ending
           2006                                       $276,761
           2007                                        276,761
           2008                                        276,761
           2009                                        276,761
           2010                                        103,730
           Thereafter                                  344,667
                                                     _________
           Total minimum lease payments             $1,555,441


    Net rent expense was as follows:
                                            For the Years Ended
                                        July 3,  June 27,  June 29,
                                         2005      2004      2003

Minimum rent under operating leases    $277,394  $283,721  $296,557
Excess percentage rents                  23,098    27,165    27,321
                                        _______   _______   _______
                                       $300,492  $310,886  $323,878

Purchase Commitments
     At July 3, 2005, contracts relating to the construction and equipping of the new center in Richmond, Virginia, totaled approximately $4,296,000, of which approximately $1,135,000 had been paid.
     In late September 2004, the Company signed a contract for approximately $770,000 for site preparation relating to the building, to be paid out as work was completed. Revisions to the contract through July 3, 2005, increased the contract amount to $1,037,000, of which approximately $348,000 has been paid.
     In February 2005, the Company signed a contract for the purchase of bowling equipment for the new location totaling approximately $379,000. Delivery is expected in the second quarter of fiscal 2006.
     During the quarter ended March 27, 2005, the Company signed a contract for approximately $1,526,000 for construction of the building shell. Additional requests and revisions for construction increased the contract amount to approximately $2,880,000 at July 3, 2005, of which approximately $787,000 had been paid. In July 2005, further changes increased the contract sum to $2,983,000.
                                     -10-

     Subsequent to July 3, 2005, the Company signed a purchase order for $140,000 for the purchase of point-of-sale cash systems to be installed during the first quarter of fiscal 2006 and purchase orders totaling $438,000 for bowling equipment expected to be installed during the second quarter of fiscal 2006. Payment is due in full ten days after acceptance of the working systems.

6.  PROFIT-SHARING AND ESOP PLAN
    The Company has a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan for Company contributions as determined by the Board of Directors. For the years ended July 3, 2005, June 27, 2004, and June 29, 2003, contributions in the amount of $150,000, $188,000, and $145,000, respectively, were charged to operating expense.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. The value of the Company's contributions to the Plan for fiscal years 2005, 2004, and 2003 was $150,000, $188,000, and
$145,000, respectively.

7.  INCOME TAXES
    The significant components of the Company's deferred tax assets and liabilities were as follows:
                                                July 3,         June 27,
                                                  2005             2004
         Deferred tax:
            Land, buildings, and equipment   $1,506,179       $1,317,905
            Unrealized gain on available-
              for-sale securities             1,287,270        1,237,269
            Prepaid expenses                    181,762          191,619
            Other                               (39,115)         (42,944)
                                              _________        _________
         Deferred tax liabilities            $2,936,096       $2,703,849

    Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

                                 For the Years Ended
                              2005     %          2004     %          2003    %
Taxes computed at
 statutory rate         $2,039,759  34.0%   $2,553,276  34.0%  $1,900,000  34.0%
State income taxes, net
 of Federal income tax
 benefit                   169,821   2.8       337,032   4.5      161,000   2.9
Dividends received
 exclusion                 (36,685)  (.6)      (35,889)  (.5)     (40,000) (.72)
All other-net              (22,865)  (.4)      (46,523)  (.6)     (16,000) (.28)
                         _________  ____     _________  ____    _________  ____
                        $2,150,030  35.8%   $2,807,896  37.4%  $2,005,000  35.9%


8.  STOCKHOLDERS' EQUITY
    The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

    At July 3, 2005 and June 27, 2004, the Company had $41,956 in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3% to 3 1/2% and are payable over a term of three years from the date of the agreements which range from 2004 to 2005. These employee loans have been recorded as a reduction of additional paid-in capital.

9. RELATED PARTIES AND DEFERRED COMPENSATION
    At July 3, 2005, the Company had recorded $20,020 in deferred compensation payable to one officer. Deferred compensation payable to non-related parties was a total of $63,019 at July 3, 2005 and $60,875 at June 27, 2004. The current portion of these amounts, $11,564 and $6,617 at July 3, 2005 and June 27, 2004, respectively, is included in accrued expenses.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following summary represents the results of operations for each of the quarters in fiscal years 2005 and 2004 (dollars in thousands, except for earnings per share):


                                              Earnings
                         Operating Operating   Before             Earnings
                         Revenues   Income     Income      Net        Per
                                               Taxes    Earnings    Share
2005
July 3, 2005              $7,000     $1,127    $1,379    $  907      $.18
March 27, 2005             8,596      2,520     2,679     1,701       .33
December 26, 2004          7,111      1,190     1,502       950       .18
September 26, 2004         5,900        335       439       291       .06

2004
June 27, 2004             $6,198     $  767    $  909    $  512      $.10
March 28, 2004             8,783      2,583     2,689     1,704       .33
December 28, 2003          7,308      1,312     1,415       912       .17
September 28, 2003         6,145        233     2,497     1,574       .31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

    We have audited the accompanying consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of July 3, 2005 and June 27, 2004, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of July 3, 2005 and June 27, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Aronson & Company
Rockville, Maryland
August 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

    We have audited the accompanying consolidated statements of earnings and comprehensive earnings, stockholders' equity and cash flows of Bowl
America Incorporated and Subsidiaries for the fiscal year in the period ended June 29, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Bowl America Incorporated and Subsidiaries' operations and their cash flows for the fiscal year in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

 Date:  September 29, 2005

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

 Date:  September 29, 2005

 Cheryl A. Dragoo
 Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10K

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Annual Report on Form 10-K of the Company for the year ended July 3, 2005, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  September 29, 2005