Form 10-Q
period 2005-10-02
BOWL AMERICA INC
filed 2005-11-15
CIK 13573

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

QUARTER ENDED: OCTOBER 2, 2005                  COMMISSION FILE NUMBER: 0-1830

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

Indicate by check mark whether the registrant is a shell company (as defined
by Rule 12b-2 of the Exchange Act)      Yes__   No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                          Shares Outstanding at
                                              October 30, 2005

       Class A Common Stock,
          $.10 par value                          3,668,518

       Class B Common Stock,
          $.10 par value                          1,468,462

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                                                   Thirteen Weeks Ended
                                                 October 2,    September 26,
                                                    2005            2004
Operating Revenues:
  Bowling and other                              $4,561,506       $4,222,753
  Food, beverage and merchandise sales            1,815,096        1,677,331
                                                  _________        _________
                                                  6,376,602        5,900,084
Operating Expenses:
  Employee compensation and benefits              3,185,029        2,962,691
  Cost of bowling and other services              1,723,665        1,475,184
  Cost of food, beverage and merchandise sales      580,851          523,564
  Depreciation and amortization                     376,326          400,633
  General and administrative                        216,595          203,271
                                                  _________        _________
                                                  6,082,466        5,565,343

Operating Income                                    294,136          334,741

Interest and dividend income                        156,351          104,003
                                                  _________        _________
Earnings before provision for income taxes          450,487          438,744

Provision for Income Taxes                          152,000          147,900
                                                  _________        _________
Net Earnings                                     $  298,487       $  290,844
                                                  =========        =========
Earnings per share-basic and diluted                  $ .06             $.06

Weighted average shares outstanding               5,137,076        5,137,773

Dividends paid                                    $ 719,177        $ 693,600

Per share, dividends paid, Class A                     $.14            $.135
Per share, dividends paid, Class B                     $.14            $.135

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (Unaudited)
Net Earnings                                     $  298,487       $  290,844
Other comprehensive earnings, net of tax
 Unrealized gain (loss) on available-for
 -sale securities                                   (44,651)         271,921
                                                  _________         ________
Comprehensive earnings                           $  253,836       $  562,765
                                                  =========         ========
The operating results for the thirteen (13) week period ending October 2, 2005 are not necessarily indicative of results to be expected for the year.
           See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                        As of
                                            October 2,         July 3,
                                              2005              2005
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 2,618,808      $ 1,707,385
  Short-term investments                      8,516,179       11,273,191
  Inventories                                   772,635          626,452
  Prepaid expenses and other                    388,837          491,647
  Income taxes refundable                        40,467          132,467
                                             __________       __________
      TOTAL CURRENT ASSETS                   12,336,926       14,231,142
LAND, BUILDINGS & EQUIPMENT
  Net of accumulated depreciation of
    $29,409,224 and $29,056,847              24,826,913       23,440,265
OTHER ASSETS:
  Marketable equity securities                4,160,049        4,208,421
  Cash surrender value-life insurance           518,462          516,248
  Other                                          87,180          152,922
                                             __________       __________
      TOTAL OTHER ASSETS                      4,765,691        4,877,591

TOTAL ASSETS                                $41,929,530      $42,548,998
                                             ==========       ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   917,175      $ 1,130,017
  Accrued expenses                              688,725        1,127,639
  Dividends payable                             719,177          719,177
  Other current liabilities                     904,986          372,932
  Current deferred income taxes                 247,936          247,936
                                             __________       __________
     TOTAL CURRENT LIABILITIES                3,477,999        3,597,701
LONG-TERM DEFERRED COMPENSATION                  71,475           71,475
NONCURRENT DEFERRED INCOME TAXES              2,661,970        2,688,160
                                             __________       __________
TOTAL LIABILITIES                             6,211,444        6,357,336
                                             __________       __________
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $10 a share:
    Authorized and unissued, 2,000,000 shares      -                -
  Common stock, par value $.10 a share:
    Authorized, 10,000,000 shares
      Class A issued and outstanding
       3,668,518 and 3,669,311 shares           366,852          366,932
      Class B issued and outstanding
       1,468,462 shares                         146,846          146,846
  Additional paid-in capital                  7,480,745        7,479,072
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
    securities, net of tax                    2,150,063        2,194,714
  Retained earnings                          25,573,580       26,004,098
                                             __________       __________
TOTAL STOCKHOLDERS'EQUITY                    35,718,086       36,191,662
                                             __________       __________
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $41,929,530      $42,548,998
                                             ==========       ==========
        See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Thirteen Weeks Ended
                                               October 2,  September 26,
                                                  2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                $  298,487     $  290,844
Adjustments to reconcile net earnings
   to net cash provided by
    operating activities:
    Depreciation and amortization                376,326        400,633
 Changes in assets and liabilities
    (Increase) decrease in inventories          (146,183)         8,346
    Decrease (increase) in prepaid & other        94,575        (55,612)
    Decrease in income taxes refundable           92,000           -
    Increase in income taxes payable                -             2,017
    Decrease in other long-term assets            63,528         47,306
    Decrease in accounts payable                (212,842)      (108,923)
    Decrease increase in accrued expenses       (438,914)      (157,608)
    Increase in other current liabilities        532,054        426,437
                                               _________      _________
  Net cash provided by
      operating activities                       659,031        853,440
                                               _________     _________
  Cash flows from investing activities
    Expenditures for land, buildings and equip(1,762,974)      (239,196)
    Net sales & maturities of short-term
      investments                              2,734,543      1,188,431
                                               _________      _________
  Net cash provided by investing activities      971,569        949,235
                                               _________      _________
  Cash flows from financing activities
    Payment of cash dividends                   (719,177)      (693,600)
                                               _________      _________
 Net cash used in financing activities          (719,177)      (693,600)
                                               _________      _________
Net Increase in Cash and Equivalents             911,423      1,109,075
                                               _________      _________
Cash and Equivalents, Beginning of quarter     1,707,385      1,320,643
                                               _________      _________
Cash and Equivalents, End of quarter          $2,618,808     $2,429,718
                                               =========      =========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Quarter for
    Income taxes                                $ 60,000       $150,000
  Non-cash Investing and Financing Activities:
    Settlement of employee stock loan by
     acquisition of common stock                  $2,845           -
    Repayment of employee loans by acquisition
     of common stock                              $8,257           -

       See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the Thirteen Weeks Ended
                                October 2, 2005
                                  (Unaudited)
1.  Basis for Presentation
    The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of July 3, 2005 has been derived from the Company's July 3, 2005 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended July 3, 2005.

2.  Marketable Equity Securities
    Marketable equity securities, available for sale, are carried at fair value in accordance with the provisions of SFAS No. 115. At October 2, 2005, the fair value of these securities was $4,160,049, with an original cost of $757,054, resulting in an unrealized gain of $3,402,995.
    The telecommunications stocks included in the portfolio as of October 2, 2005 were:
            220 shares of Agere
          3,946 shares of Alltel
            669 shares of Avaya
         27,572 shares of Bell South
          8,028 shares of Lucent Technologies
          9,969 shares of Qwest Communications
         45,580 shares of SBC
         40,000 shares of Sprint
         18,784 shares of Verizon
         13,560 shares of Vodafone/AirTouch

3.  Commitments and Contingencies

    At October 2, 2005, contracts relating to the construction and equipping of Bowl America Short Pump in Richmond, Virginia, totaled approximately $4,770,000, of which approximately $2,572,000 had been paid.
    In September 2004, the Company signed a contract for approximately $770,000 for site preparation relating to the building, to be paid as work is completed. Revisions to the contract through October 2, 2005, increased the contract amount to $1,152,000, of which $567,000 has been paid.
    In February 2005, the Company signed a contract for the purchase of bowling equipment for the new location totaling approximately $379,000. Delivery and installation is expected in the second quarter of fiscal 2006.
    During the quarter ended March 2005, the Company signed a contract for the construction of the building shell for approximately $1,526,000. Additional requests and revisions have increased the contract amount, at October 2, 2005, to approximately $3,037,000, of which approximately $2,005,000 has been paid.
    In July 2005 the Company signed a purchase order for $140,000 for the purchase of point-of-sale systems to be installed in the first quarter of fiscal 2006. All systems have been installed and full payment was made on this contract prior to October 2, 2005.
    In July 2005 the Company placed purchase orders totaling $438,000 for bowling equipment including pins, expected to be in place in the second quarter of fiscal 2006. Approximately $214,000 for pins had been paid through October 2, 2005 and payment is due in full ten days after acceptance of the working equipment.
    In August 2005, the Company signed a purchase order for the purchase restaurant point-of-sale cash systems for approximately $102,000, all of which had been paid prior to October 2, 2005. Installation of these systems is expected to be completed in the second quarter of fiscal 2006.

4.  Reclassifications
    Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,135,000 at the end of the first quarter of fiscal 2006 or $1,845,000 lower than at the beginning of the quarter. The resulting decrease in working capital from $10,633,000 at July 3, 2005, to $8,859,000 at October 2, 2005, was primarily due to the Company's investment in our new location.

In the three-month period ended October 2, 2005, the Company expended $256,000 for purchase of equipment and approximately $1,460,000 relating to the construction of our new bowling center in Henrico County, Virginia. The table below includes purchase obligations for the site preparation, building and equipment for that location, Bowl America Short Pump, of approximately $2,198,000, and for remaining bowling pin purchases of approximately $22,000. See Note 3 of the Notes to Condensed Consolidated Financial Statements for the period ended October 2, 2005 for more detail on these obligations.

The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently contemplated purchases and construction. The Company has also maintained its fiscal year end 2005 position in marketable equity securities, primarily telecommunications stocks, as a further source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended October 2, 2005, the market value decreased by $48,000 to approximately $4,160,000.

------------------------------------------------------------------------------
Contractual         Total        Less Than      1-3         3-5      More Than
 obligations                      1 Year       Years       Years      5 Years
______________________________________________________________________________

Operating lease
 obligations      $1,486,251    $  276,761    $553,522    $380,491    $275,477

Purchase
 obligations      $2,220,000    $2,220,000
______________________________________________________________________________
Total             $3,706,251    $2,496,761    $553,522    $380,491    $275,477
==============================================================================


While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On September 29, 2005, the Board of Directors declared a cash dividend of $.14 per share on its Class A and Class B stock to holders of record on October 26, 2005, payable November 16, 2005.

RESULTS OF OPERATIONS

Eighteen centers were in operation in both the current year and prior year first quarters. Net earnings were $298,487 in the quarter ended October 2, 2005 and $290,844 in the quarter ended September 26, 2004, or $.06 per share for the first quarters of both fiscal 2006 and 2005.

Operating revenues increased 8% or $476,000 in the fiscal year 2006 first quarter versus a decrease of 4% or $245,000 in the prior year comparable three-month period. Bowling and other revenue increased 8% or $339,000 in the current year fiscal quarter versus a decline of 2% or $102,000 in the prior fiscal year quarter. The current year quarter included one more week of league bowling than the quarter ended September 26, 2004; however the fourth quarter of fiscal 2006 will have one fewer week of league bowling and thirteen weeks of business, one fewer week than the fiscal year 2005 fourth quarter.
An increase in open play traffic and a higher average game rate in the current year first quarter also contributed to favorable revenue comparison. During the quarter ended September 26, 2004, hurricanes Charlie, Frances and Jeanne interrupted business at our Florida locations. The 2005 hurricanes Katrina and Wilma had little impact on these locations.

Food, beverage and merchandise sales were up 8% or $138,000 in the current three-month period due to the increased traffic and down 8% or $142,000 in the comparable prior year period. Cost of sales increased in response to the higher sales.

Operating expenses excluding depreciation and amortization were up 10% or $541,000 in the current three-month period and down 6% or $352,000 in the comparable period last year. Employee compensation and benefits were up 7% in the current quarter and down 7% in the prior year quarter.

Cost of bowling and other services increased 17% or $248,000 in the first quarter of fiscal 2006 versus a decrease of 3% or $45,000 in the quarter ended September 26, 2004. Advertising and promotion expense increased 44% or $61,000 in the quarter ended October 2, 2005 and 21% or $24,000 in the prior year comparable quarter. Maintenance repair expense was up 48% or $80,000 in the current year quarter. The prior year comparable quarter showed a decrease of 21% or $16,000 as the changeover to all plastic lanes eliminated the cost of resurfacing. Supplies and services expenses increased 8% for the current year three-month period and 2% in last year's three-month period. Utility costs were up 9% and 4% in the current year and prior year quarters, respectively.

Rent expense decreased 8% in the current year quarter and was flat in the prior year comparable period. Insurance expense excluding health insurance was up 12% in the current year quarter versus a decrease of 2% in last year's comparable quarter.

Depreciation and amortization expense decreased 6% in the current year period and increased 1% in the comparable period last year.

Interest and dividend income increased 50% or $52,000 from the prior year period due to higher interest rates on investments.

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

We have identified accounting for the impairment of long-lived assets under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated future cash flows are less than the carrying amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $8,516,000 and $10,528,000 at October 2, 2005 and September 26, 2004 respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at October 2, 2005, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of October 2, 2005. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended October 2, 2005, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

               BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                           S.E.C. FORM 10-Q
                            October 2, 2005

                     PART II - OTHER INFORMATION

Item 6 - Exhibits
(a) Exhibits
20     Press release issued November 15, 2005 (furnished herewith)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         Bowl America Incorporated
                                               (Registrant)

Date: November 15, 2005                  By: Leslie H. Goldberg
                                             Leslie H. Goldberg, President



Date: November 15, 2005                  By:  Cheryl A. Dragoo
                                              Cheryl A. Dragoo, Controller

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

Date:  November 15, 2005                   Leslie H Goldberg
                                           Chief Executive Officer

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

Date:  November 15, 2005                   Cheryl A. Dragoo
                                           Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial
Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended October 2, 2005, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  November 15, 2005

Exhibit 20
Exhibit 20 to Form 10-Q
                   Press Release Issued November 15, 2005


For Immediate Release                                        November 15, 2005

                      BOWL AMERICA REPORTS FIRST QUARTER EARNINGS

Bowl America Incorporated today reported first quarter earnings per share were $.06, unchanged from the prior year comparable period. The current year quarter included one more week of league bowling. Increased open play over last year's quarter also helped revenues, but these favorable factors were offset by high expenses including advertising and promotion costs and maintenance repairs.

The higher traffic continued into the second quarter with strong October sales, possibly helped by rainy weather. The Company's new location, under construction in the Richmond, Virginia area, is expected to contribute to third and fourth quarter earnings. However, the fourth quarter comparison will lose the advantage of a week of league bowling and the 14th week of business reflected in fiscal 2005.

Bowl America Short Pump in Richmond, Virginia, will be the Company's 19th bowling center. Bowl America's Class A Common Stock trades on the American Stock Exchange under the symbol BWLA. The Company's S.E.C. Form 10-Q is available at the Company's website www.bowlamericainc.com.

                                     * * * *

                           BOWL AMERICA INCORPORATED
                             Results of Operations
                                  (unaudited)

                                                Thirteen weeks ended
                                          October 2,             September 26,
                                            2005                     2004

Revenues
 Bowling and other                        $4,561,506              $4,222,753
 Food, beverage & merchandise sales        1,815,096               1,677,331
                                           _________               _________
                                           6,376,602               5,900,084
Operating expenses
 excluding depreciation  and amortization  5,706,140               5,164,710
Depreciation and amortization                376,326                 400,633

Interest & dividend                          156,351                 104,003

Earnings before taxes                        450,487                 438,744

Net Earnings                              $  298,487              $  290,844

Weighted average shares outstanding        5,137,076                5,137,773

EARNINGS PER SHARE                              $.06                    $.06



                         SUMMARY OF FINANCIAL POSITION
                                  (unaudited)
                             Dollars in Thousands

                                                        10/02/05      9/26/04
ASSETS

Total current assets including cash and
 short-term investments of $11,135 & $12,958             $12,337      $14,184
Property and investments                                  29,592       26,586
                                                          ______       ______
TOTAL ASSETS                                             $41,929      $40,770


LIABILITIES AND STOCKHOLDERS'EQUITY

Total current liabilities                                $ 3,478      $ 3,215
Other liabilities                                          2,733        2,790
Stockholders' equity                                      35,718       34,765
                                                          ______       ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $41,929      $40,770