Form 10-Q
period 2006-01-01
BOWL AMERICA INC
filed 2006-02-14
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended January 1, 2006        Commission file Number 0-1830

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

                          YES [X]        NO [ ]
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2)
                          YES [ ]        NO [X]
    Indicate by check mark whether the registrant is a shell company
             (as defined by Rule 12b-2 of the Exchange Act)
                          YES [ ]        NO [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 29, 2006

       Class A Common Stock,                           3,668,518
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           January 1, December 26,     January 1,  December 26,
                               2006         2004          2006          2004
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,367,328   $5,033,421    $ 9,928,834   $ 9,256,174
 Food, beverage and
  merchandise sales          2,188,276    2,078,175      4,003,372     3,755,506
                             _________    _________     __________    __________
                             7,555,604    7,111,596     13,932,206    13,011,680
Operating Expenses
 Compensation and benefits   3,267,717    3,099,810      6,452,746     6,062,501
 Cost of bowling and other   1,646,564    1,578,907      3,370,229     3,054,091
 Cost of food, beverage and
  merchandise sales            688,937      663,684      1,269,788     1,187,248
 Depreciation and
  amortization                 386,657      402,485        762,983       803,118
 General and administrative    153,727      176,718        370,322       379,989
                             _________    _________     __________    __________
                             6,143,602    5,921,604     12,226,068    11,486,947

Operating Income             1,412,002    1,189,992      1,706,138     1,524,733
 Investment earnings              -         151,817           -          151,817
 Interest and dividend
  income                       145,969      160,319        302,320       264,322
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,557,971    1,502,128      2,008,458     1,940,872
Provision for income taxes     538,000      552,100        690,000       700,000
                             _________    _________     __________    __________

Net Earnings                $1,019,971   $  950,028    $ 1,318,458   $ 1,240,872
                             =========    =========      =========     =========

Earnings per share-basic &
  diluted                         $.20         $.18           $.26          $.24

Weighted average shares
 outstanding                 5,136,980    5,137,773      5,137,028     5,137,773
Dividends paid                $719,177     $693,600     $1,438,354    $1,387,200

 Per share, Class A               $.14        $.135           $.28          $.27
 Per share, Class B               $.14        $.135           $.28          $.27

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,019,971   $  950,028    $ 1,318,458    $1,240,872
Other comprehensive
 earnings-net of tax
 Unrealized (loss) gain  on
 available for sale
 securities                    (44,365)     186,736        (89,016)      458,657
 Less: reclassification
  adjustment for gain
  included in net income          -         (88,687)          -          (88,687)
                             _________    _________      _________     _________
Comprehensive earnings      $  975,606   $1,048,077    $ 1,229,442    $1,610,842
                             =========    =========      =========     =========


The operating results for the thirteen (13) and twenty-six (26) week periods ended January 1, 2006, are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     AS OF
                                    -----------------------------------
                                     January 1, 2006      July 3, 2005
                                    ________________      _____________
                                       (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents           $   957,100          $ 1,707,385
  Short-term investments                9,504,110           11,273,191
  Inventories                             709,924              626,452
  Prepaid expenses and other              421,372              491,647
  Income taxes refundable                 123,467              132,467
                                       __________           __________
Total Current Assets                   11,715,973           14,231,142
Land, Buildings and Equipment
  Net of accumulated depreciation of
  $29,697,534 and $29,056,847          26,842,708           23,440,265
Other Assets
  Marketable equity securities(Note 2)  4,091,768            4,208,421
  Cash surrender value-life insurance     518,462              516,248
  Other long-term assets                   87,180              152,922
                                       __________           __________
Total Other Assets                      4,697,410            4,877,591
                                       ----------           ----------
TOTAL ASSETS                          $43,256,091          $42,548,998
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $ 1,217,202          $ 1,130,017
  Accrued expenses                        643,222            1,127,639
  Dividends payable                       719,177              719,177
  Other current liabilities             1,746,615              372,932
  Current deferred income taxes           247,936              247,936
                                       __________           __________
Total Current Liabilities               4,574,152            3,597,701
Long-term Deferred Compensation            71,475               71,475
Noncurrent Deferred Income Taxes        2,635,949            2,688,160
                                       ----------           ----------
TOTAL LIABILITIES                       7,281,576            6,357,336
                                       __________           __________

COMMITMENTS AND CONTINGENCIES (Note 3)

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,668,518 and 3,669,311 shares        366,852             366,932
    Class B issued and outstanding -
     1,468,462 shares                      146,846             146,846
  Additional paid-in capital             7,480,745           7,479,072
  Unrealized gain on securities
   available-for-sale,                   2,105,698           2,194,714
  Retained earnings                     25,874,374          26,004,098
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $35,974,515         $36,191,662
                                        __________          __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $43,256,091         $42,548,998
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE TWENTY-SIX WEEKS ENDED JANUARY 1, 2006 AND DECEMBER 26, 2004

                                          January 1,        December 26,
                                            2006                 2004
Cash Flows From Operating Activities:
 Net earnings                             $1,318,458          $1,240,872
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              762,983             803,118
  Gain on sale of available-for-sale
   securities                                   -               (151,817)
Changes in assets and liabilities
  Increase in inventories                    (83,472)            (34,714)
  Decrease in prepaid
   expenses & other                           62,040             291,656
  Decrease in income taxes refundable          9,000                -
  Decrease in income taxes payable              -                (99,360)
  Decrease in other long-term assets          63,528              46,806
  Increase in accounts payable                87,185              84,523
  Decrease in accrued expenses              (484,417)           (467,471)
  Increase in other current liabilities    1,373,683           1,397,937
                                           _________           _________
Net cash provided by operating activities $3,108,988          $3,111,550
                                           _________           _________

Cash flows from investing activities
  Expenditures for land,buildings & equip (4,165,426)         (1,153,406)
  Net sales (purchases) of short-term
   investments                             1,744,507            (539,328)
  Proceeds from sale of marketable
   securities                                   -                252,525
                                           _________           _________
Net cash used in investing activities     (2,420,919)         (1,440,209)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,438,354)         (1,387,200)
                                           _________           _________
Net cash used in financing activities     (1,438,354)         (1,387,200)
                                           _________           _________

Net (Decrease) Increase in Cash and
 Equivalents                                (750,285)            284,141
Cash and Equivalents, Beginning of Period  1,707,385           1,320,643
                                           _________           _________
Cash and Equivalents, End of Period       $  957,100          $1,604,784
                                           =========           =========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  681,000          $  803,477
  Non-cash Investing and Financing Activities:
   Settlement of employee stock loan by
    acquisition of common stock               $2,845                -
   Repayment of employee loans by acquisition
    of common stock                           $8,257                -

See notes to condensed consolidated financial statements.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Twenty-six Weeks Ended
                            January 1, 2006
                               (Unaudited)
1. Basis for Presentation

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. At January 1, 2006, the fair value of these securities was $4,091,768, with an original cost of $757,074, resulting in an unrealized gain of $3,334,714. The telecommunications stocks included in the portfolio as of January 1, 2006 were:

              45,580 shares of AT&T/SBC
                 220 shares of Agere
               3,946 shares of Alltel
                 669 shares of Avaya
              27,572 shares of Bell South
               8,028 shares of Lucent Technologies
               9,969 shares of Qwest Communications
              40,000 shares of Sprint/Nextel
              18,784 shares of Verizon
              13,560 shares of Vodafone/AirTouch

3.  Commitments and Contingencies

At January 1, 2006, contracts relating to the construction and equipping of Bowl America Short Pump in Richmond, Virginia, totaled approximately $4,886,000, of which approximately $3,941,000 had been paid.

In September 2004, the Company signed a contract for approximately
$770,000 for site preparation relating to the building, to be paid as work is completed. Revisions to the contract through January 1, 2006, increased the contact amount to $1,210,000, of which $893,000 has been paid.

In February 2005, the Company signed a contract for the purchase of bowling equipment for the new location totaling approximately $379,000. At January 1, 2006, installation of the equipment was in process. Full payment for the equipment was made in January 2006.

During the quarter ended March 2005, the Company signed a contract for the construction of the building shell for approximately $1,526,000. Additional requests and revisions increased the contract amount, at January 1, 2006, to approximately $3,096,000, of which approximately $2,896,000 has been paid.

In July 2005 the Company placed purchase orders totaling $438,000 for bowling equipment, including pins, expected to be in place in the second quarter of fiscal 2006. Approximately $365,164 had been paid through January 1, 2006, and an additional payment of $50,430 was made in January 2006.

In December 2005 the Company signed a purchase order for $55,000 for the purchase of restaurant point-of-sale cash systems to be installed in the third quarter of fiscal 2006. A deposit of $27,601 was made prior to January 1, 2006.

In December 2005 the Company signed a purchase order for the purchase of point-of-sale cash systems for approximately $180,000. Installation of these systems is expected to be completed in the fourth quarter of fiscal 2006. Payment will be made upon acceptance of the working systems.

4.  Reclassifications

Certain previous period amounts have been reclassified to conform with current period presentation.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                          January 1, 2006

Liquidity and Capital Resources

Short-term investments consisting mainly of U.S. Government securities and cash totaled $10,461,000 at the end of the second quarter of fiscal 2006, or $674,000 lower than at the beginning of the quarter and $2,519,000 lower than at the beginning of the fiscal year. Funding of construction and equipment for our new location was primarily responsible for the decrease in working capital to $7,142,000 at January 1, 2006 from $10,633,000 at July 3, 2005.

In the six-month period ended January 1, 2006, the Company expended $434,000 for purchases of equipment to modernize facilities. Approximately $3,731,000 was spent for items relating to the construction and equipping of Bowl America Short Pump. The table below summarizes all purchase obligations as of January 1, 2006, including site preparation, building and equipment for the new location as well as equipment for operating locations.

Construction of the new 40-lane facility, estimated to cost $5 million, was essentially completed in January 2006 and the center opened to the public on January 27, 2006. The Company is actively seeking property for additional locations. Cash and cash flow are sufficient to finance all currently contemplated purchases and construction. The Company has also maintained its fiscal year end 2005 position in marketable equity securities, primarily telecommunications stocks, as a further source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. At January 1, 2006, the market value was approximately $4,092,000 or $68,000 lower than at the beginning of the quarter.


 Contractual        Total        Less Than 1   1-3       3-5    More Than 5
 obligations                        Year      Years     Years     Years

 Operating lease
   obligations   $1,402,106     $  272,660   $545,120   $283,660  $300,666

 Purchase
  obligations    $1,176,235     $1,176,235       -          -         -

 Total           $2,578,341     $1,448,895   $545,120   $283,660  $300,666


Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At January 1, 2006, approximately $1,587,000 in league deposits were included in the current liabilities category.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On December 6, 2005, the Board of Directors declared a cash dividend of $.14 per share on its Class A and Class B stock to holders of record on January 10, 2006, payable February 15, 2006. Bowl America has increased per share dividends for 33 consecutive years.

RESULTS OF OPERATIONS

Eighteen centers were in operation in both the current and prior year periods. Net earnings were $1,019,971 or $.20 per share for the thirteen-week period ended January 1, 2006, and $950,028 or $.18 per share for the thirteen weeks ended December 26, 2004. For the current twenty-six week period net earnings per share were $1,318,458 or $.26 compared to $1,240,872 or $.24 for the comparable period a year ago. The prior year thirteen and twenty-six week earnings include a gain on the sale of AT&T Wireless stock of $151,817 or $.02 per share which is shown in the investment earnings category.

Total operating revenues increased $444,000 or 6% in the current year quarter and decreased $196,000 or 3% in the three-month period ended December 26, 2004. For the current fiscal six-month period operating revenues were up $920,000 or 7% versus a decrease of $441,000 or 3% in the comparable six-month period a year ago. Increases of $334,000 and $673,000 in operating revenues from bowling and other resulted in a 7% hike in both the quarter and year-to-date period ended January 1, 2006, respectively. Both of the prior year comparable three and six month period revenues showed decreases of 2% or $130,000 and $233,000, respectively.

Food, beverage and merchandise sales were up $110,000 or 5% in the current year quarter and up $247,866 or 7% in the six-month period. Cost of sales increased proportionally.

Operating expenses excluding depreciation and amortization were up $238,000 or 4% and $779,000 or 7% in the current three-month period and six-month periods, respectively, versus a decrease of $85,000 or 1% and $437,000 or 4% in the three and six-month periods last year. Pre-opening expenses for Bowl America Short Pump of approximately $60,000 were incurred in the quarter ended January 1, 2006.

Employee compensation and benefits were up $390,000 or 6% in the current six-month period and were down $279,000 or 4% in the prior year comparable period. The current year growth in traffic and preparation for the Short Pump location resulted in higher payroll costs. Increases in group health insurance premiums also contributed to the current year increase.

Cost of bowling and other services increased $316,138 or 10% in the six-month period ended January 1, 2006 and decreased $38,000 or 1% in the comparable period last year. Maintenance and repair costs were up $124,000 or 39% in the six-month period ended January 1, 2006, due, in large part, to major plumbing related repairs. In the six-month period ended December 26, 2004, this same category was down 24% in part due to the elimination of lane refinishing costs.

Advertising costs during the current twenty-six week period decreased 4% versus an increase of 25% in the prior year comparable period. Utility costs for the quarter were up $72,000 or 26% and $101,000 or 17% for the three and six-month periods ended January 1, 2006, respectively versus an increase of $3,000 or 1% and $15,000 or 3%, respectively, for the comparable periods last year. Bowling supplies and services costs were down 4% for the six-month period compared to an 8% decrease in the prior year six-month period.

Rent expense was down 10% in the current year- to-date period primarily due to lower common area maintenance fees. Insurance expense, excluding health and life, increased 6% through the six-month period ended January 1, 2006, compared to a 7% decrease in the six-month period a year ago.

Depreciation and amortization expense decreased 5% in the current year-to-date period and increased 2% in the comparable prior year period. Future periods will reflect depreciation and amortization expense for the new location.

Interest and dividend income declined in the quarter ended January 1, 2006, due to lower investment balances. However, increasingly higher rates have partially offset the decrease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $9,504,000 and $12,258,000 at January 1, 2006 and December 26, 2004, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at January 1, 2006, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of January 1, 2006. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended January 1, 2006, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                              S.E.C. FORM 10-Q
                              January 1, 2006

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting held December 6, 2005, the Class A shareholders approved the appointment of Director Warren T. Braham for a one year period to expire at the 2006 Annual Meeting. The votes were cast as follows:

                   For  3,370,429      Withheld  8,014

At the annual meeting held December 6, 2005, the Class A shareholders approved the appointment of Director Allan L. Sher for a one year period to expire at the 2006 Annual Meeting. The votes were cast as follows:

                   For   3,378,443     Withheld  0

At the annual meeting held December 6, 2005, the Class B shareholders approved the appointment of Merle Fabian, Leslie H. Goldberg, Stanley H. Katzman,
A. Joseph Levy, Ruth Macklin and Irvin Clark, as listed in the proxy statement for the December 6, 2005 meeting, for a one year period to expire at the 2006 Annual Meeting. The votes were cast as follows:

                   For  14,551,220     Withheld  0


Item 6 -  Exhibits
(a) Exhibits
      31.1   Certification of Chief Executive Officer
      31.2   Certification of Chief Financial Officer
      32     Written Statement of the Chief Executive Officer and Chief
             Financial Officer Pursuant to 18 U.S.C. 1350
      20     Press release issued February 14, 2006 (furnished herewith)

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Bowl America Incorporated
                                                   (Registrant)

Date: February 14, 2006                     By: Leslie H. Goldberg
                                                Leslie H. Goldberg, President

Date: February 14, 2006                     By: Cheryl A. Dragoo
                                                Cheryl A. Dragoo, Controller

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


Date:  February 14, 2006                           Leslie H Goldberg
                                                   Chief Executive Officer

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

Date:  February 14, 2006                           Cheryl A. Dragoo
                                                   Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended January 1, 2006, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  February 14, 2006

EXHIBIT 20
Exhibit 20 to FORM 10-Q Press Release issued February 14, 2006


              SECOND QUARTER EARNINGS UP AT BOWL AMERICA

Bowl America Incorporated today reported second quarter earnings increased to $.20 per share from $.18 in the prior year comparable quarter. Last year's second quarter included an after tax gain of approximately $.02 per share on the sale of AT&T Wireless stock. Six-month earnings per share were $.26 and $.24 for the current and prior year, respectively.

A strong upturn in open play games and commensurate increases in food, beverage and ancillary sales generated the increase in the current year quarter. Significantly higher maintenance and utility costs and approximately $60,000 in pre-opening expenses at its new 40-lane Richmond, Virginia center reduced the gain.

January, despite mild winter weather that can depress open play, also recorded
increases in games and revenues.   Bowl America Short Pump opened January 27,
2006. Its expected contribution may help lessen the impact in this year's fourth quarter of one fewer week of league bowling and of the reduction in the number of weeks of business from 14 to 13.

The Company has no long-term debt and the new location was funded by internal cash and cash flows. Bowl America's Class A Common Stock trades on the American Stock Exchange under the symbol BWLA. The Company's S.E.C. Form 10-Q is available at the Company's website www.bowlamericainc.com.


                   BOWL AMERICA INCORPORATED
                     Results of Operations
                          (Unaudited)

                                               Thirteen Weeks Ended
                                             01/01/2006         12/26/2004
Operating Revenues
 Bowling and other                          $ 5,367,328        $ 5,033,421
 Food, beverage and merchandise sales         2,188,276          2,078,175
                                             __________         __________
                                              7,555,604          7,111,596

Operating expenses excluding
 depreciation and amortization                5,756,945          5,519,119
Depreciation and amortization                   386,657            402,485
Investment earnings                                -               151,817
Interest and dividend income                    145,969            160,319
Earnings before taxes                         1,557,971          1,502,128
Net Earnings                                $ 1,019,971        $   950,028
Weighted average shares outstanding           5,136,980          5,137,773

EARNINGS PER SHARE                                  .20                .18


                                               Twenty-six Weeks Ended
                                             01/01/2006         12/26/2004
Operating Revenues
 Bowling and other                          $ 9,928,834        $ 9,256,174
 Food, beverage and merchandise sales         4,003,372          3,755,506
                                             __________         __________
                                             13,932,206         13,011,680

Operating expenses excluding
 depreciation and amortization               11,463,085         10,683,829
Depreciation and amortization                   762,983            803,118
Investment earnings                                -               151,817
Interest and dividend income                    302,320            264,322
Earnings before taxes                         2,008,458          1,940,872
Net Earnings                                $ 1,318,458        $ 1,240,872
Weighted average shares outstanding           5,137,028          5,137,773

EARNINGS PER SHARE                                  .26                .24


                       SUMMARY OF FINANCIAL POSITION
                                (Unaudited)
                           Dollars in Thousands


                                               01/01/2006         12/26/2004
ASSETS
Total current assets including cash and
 short-term investments of $10,461 and $13,863    $11,716            $14,785
Property and investments                           31,540             27,150
                                                   ______             ______
TOTAL ASSETS                                      $43,256            $41,935

LIABILITIES AND STOCKHOLDERS'EQUITY
Total current liabilities                         $ 4,574            $ 3,969
Other liabilities                                   2,707              2,846
Stockholders' equity                               35,975             35,120
                                                   ______             ______
                                                  $43,256            $41,935