Form 10-Q
period 2006-04-02
BOWL AMERICA INC
filed 2006-05-16
CIK 13573

FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended April 2, 2006            Commission file Number 0-1830

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

                          YES [X]        NO [ ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12 b-2 of the
  Exchange Act.   (Check one)

  Large Accelerated Filer[ ] Accelerated Filer [ ] Non-accelerated filer [X]

  Indicate by a check mark whether the registrant is a shell company (as
  defined by Rule 12b-2 of the Exchange Act).         YES[ ]   NO[X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                   April 30, 2006

       Class A Common Stock,                           3,668,430
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                              April 2,    March 27,     April 2,     March 27,
                                2006         2005         2006         2005
                            _______________________   _________________________
Operating Revenues
 Bowling and other          $6,702,057   $6,188,020    $16,630,891  $15,444,194
 Food, beverage and
  merchandise sales          2,649,269    2,407,933      6,652,641    6,163,439
                             _________    _________     __________   __________
                             9,351,326    8,595,953     23,283,532   21,607,633
Operating Expenses
 Compensation and benefits   3,490,032    3,220,410      9,942,778    9,282,911
 Cost of bowling and other   1,839,786    1,568,584      5,226,841    4,622,675
 Cost of food, beverage and
  merchandise sales            789,694      690,266      2,059,482    1,877,514
 Depreciation and
  amortization                 417,457      401,514      1,180,440    1,204,632
 General and administrative    297,373      195,136        650,869      575,125
                             _________    _________     __________   __________
                             6,834,342    6,075,910     19,060,410   17,562,857

Operating Income             2,516,984    2,520,043      4,223,122    4,044,776
 Investment Earnings              -            -              -         151,817
 Interest and dividend
  income                       180,236      159,075        482,556      423,397
                             _________    _________     __________   __________
Earnings before provision
 for income taxes            2,697,220    2,679,118      4,705,678    4,619,990
Provision for income taxes     998,000      978,000      1,688,000    1,678,000
                             _________    _________     __________   __________

Net Earnings                $1,699,220   $1,701,118    $ 3,017,678  $ 2,941,990
                             =========    =========      =========    =========
Earnings per share-basic &
  diluted                         $.33         $.33           $.59         $.57

Weighted average shares
 outstanding                 5,136,925    5,137,773      5,136,993    5,137,773

Dividends paid                $719,178     $693,600     $2,157,532   $2,080,800

 Per share, Class A               $.14        $.135           $.42        $.405
 Per share, Class B               $.14        $.135           $.42        $.405

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,699,220   $1,701,118     $3,017,678   $2,941,990
Other comprehensive
 earnings-net of tax
 Unrealized gain (loss) on
 available for sale
 securities                    309,267     (287,451)       220,251      171,206
Less: reclassification
 adjustment for gain
 included in net income           -            -              -         (88,687)
                             _________    _________      _________    _________
Comprehensive earnings      $2,008,487   $1,413,667    $ 3,237,929   $3,024,509
                             =========    =========      =========    =========


The operating results for the thirteen (13) and thirty-nine (39) week periods ended April 2, 2006 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     April 2, 2006        July 3, 2005
                                    ________________      _____________
                                       (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents           $ 2,291,588          $ 1,707,385
  Short-term investments                9,587,358           11,273,191
  Inventories                             643,230              626,452
  Prepaid expenses and other              566,283              491,647
  Income taxes refundable                    -                 132,467
                                       __________           __________
Total Current Assets                   13,088,459           14,231,142
Land, Buildings and Equipment
  less accumulated depreciation of
  $29,990,183 and $29,056,847          27,386,825           23,440,265
Other Assets
  Marketable equity securities(Note 2)  4,614,722            4,208,421
  Cash surrender value-life insurance     518,462              516,248
  Other long-term assets                   93,181              152,922
                                       __________           __________
Total Other Assets                      5,226,365            4,877,591
                                       __________           __________
TOTAL ASSETS                          $45,701,649          $42,548,998
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $ 1,075,147          $ 1,130,017
  Accrued expenses                        678,699            1,127,639
  Dividends payable                       719,177              719,177
  Income taxes payable                    140,712                 -
  Other current liabilities             2,688,544              372,932
  Current deferred income taxes           247,936              247,936
                                       __________           __________
Total Current Liabilities               5,550,215            3,597,701
Long-term Deferred Compensation            71,475               71,475
Noncurrent Deferred Income Taxes        2,817,349            2,688,160
                                       __________           __________
TOTAL LIABILITIES                       8,439,039            6,357,336
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,668,430 and 3,669,311 shares        366,843             366,932
    Class B issued and outstanding -
     1,468,462                             146,846             146,846
  Additional paid-in capital             7,480,615           7,479,072
  Accumulated other comprehensive
   earnings-Unrealized gain on
   available-for-sale securities,
   net of tax                            2,414,965           2,194,714
  Retained earnings                     26,853,341          26,004,098
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $37,262,610         $36,191,662

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $45,701,649         $42,548,998
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED APRIL 2, 2006 AND MARCH 27, 2005
                             (Unaudited)
                                           April 2,           March 27,
                                             2006               2005

Cash Flows From Operating Activities:
 Net earnings                             $3,017,678          $2,941,990
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,180,440           1,204,632
  Gain on sale of available-for-sale
   securities                                   -               (151,817)
Changes in assets and liabilities
  (Increase) decrease in inventories         (16,778)             72,717
  (Increase) decrease in prepaid
    expenses & other                         (82,871)            175,596
  Decrease in other long-term assets          57,527              46,306
  (Decrease) increase in accounts payable    (54,870)             22,934
  Decrease in accrued expenses              (448,940)            (95,434)
  Increase in income taxes payable           273,179             462,166
  Increase in other current liabilities    2,315,612           2,294,790
                                           _________           _________
Net cash provided by operating activities $6,240,977          $6,973,880
                                           _________           _________

Cash flows from investing activities
  Expenditures for land,buildings,equip   (5,127,000)         (1,685,376)
  Net sales (purchases) of short-term
   investments                             1,628,972          (1,625,351)
  Proceeds from sale of marketable
   securities                                   -                252,525
                                           _________           _________
Net cash used in investing activities     (3,498,028)         (3,058,202)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (2,157,532)         (2,080,800)
  Purchase of Class A common stock            (1,214)               -
                                           _________           _________
Net cash used in financing activities     (2,158,746)         (2,080,800)
                                           _________           _________

Net Increase in Cash and Equivalents         584,203           1,834,878
Cash and Equivalents, Beginning of Period  1,707,385           1,320,643
                                           _________           _________
Cash and Equivalents, End of Period       $2,291,588          $3,155,521
                                           =========           =========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,414,821          $1,069,477
Non-cash Investing and Financing Activities:
  Settlement of employee stock loan by
   acquisition of employee-owned stock        $2,845                -
  Repayment of employee loans by acquisiton
   of employee-owned common stock             $8,257                -

See notes to condensed consolidated financial statements.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Thirty-nine Weeks Ended
                             April 2, 2006
                               (Unaudited)

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. At April 2, 2006, the fair value of these securities was $4,614,722, with an original cost of $757,074, resulting in an unrealized gain of $3,857,668. The telecommunications stocks included in the portfolio as of April 2, 2006 were:

   45,580 shares of AT&T/SBC               3,946 shares of Alltel
      220 shares of Agere                    669 shares of Avaya
   27,572 shares of Bell South             8,028 shares of Lucent Technologies
    9,969 shares of Qwest Communications  40,000 shares of Sprint/Nextel
   18,784 shares of Verizon               13,560 shares of Vodafone/AirTouch

3.  Commitments and Contingencies

At April 2, 2006, contracts relating to the construction and equipping of Bowl America Short Pump in Richmond, Virginia, totaled approximately $4,916,000, of which approximately $4,694,000 had been paid.

In September 2004, the Company signed a contract for approximately $770,000 for site preparation relating to the building, to be paid as work is completed. Revisions to the contract through April 2, 2006, increased the contract amount to $1,240,000, of which $1,178,000 has been paid.

In February 2005, the Company signed a contract for the purchase of bowling equipment for the new location totaling approximately $379,000. Full payment for the equipment was made in January 2006.

During the quarter ended March 2005, the Company signed a contract for the construction of the building shell for approximately $1,526,000. Additional requests and revisions increased the contract amount to approximately $3,096,000, of which approximately $2,936,000 had been paid at April 2, 2006.

In July 2005, the Company placed purchase orders totaling $438,000 for bowling equipment including pins. At April 2, 2006, all equipment and pins had been received and the contract paid in full.

In December 2005, the Company signed a purchase order for $55,000 for the purchase of restaurant point-of-sale cash systems to be installed in the third quarter of fisal 2006. Payment in full for the equipment, currently being installed has been made.

In December 2005, the Company signed a purchase order for the purchase of point-of-sale cash systems for approximately $180,000. Installation of these systems is expected to be completed in the fourth quarter of fiscal 2006. Payment will be made upon acceptance of the working systems.

4.  Employee Benefit Plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors. The Company has no defined benefit plan or postretirement plan.

5.  Reclassifications

Certain previous period amounts have been reclassified to conform with current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,879,000 at the end of the third quarter of fiscal 2006, or $1,101,000 lower than at the beginning of the fiscal year as funds were used for the construction and equipping of Bowl America Short Pump. Short-term investments and cash increased $1,418,000 during the third quarter, primarily from operations and league prize fund deposits, explained below under current liabilities, and reflect the seasonal nature of the business, which is strongest from September through May.

During the nine-month month period ended April 2, 2006, the Company expended approximately $788,000 for the purchase of bowling and restaurant equipment and some amusement games as existing locations were upgraded. Through April 2, 2006, approximately $4,339,000 of the estimated $5 million cost had been paid toward the construction of Bowl America Short Pump in Henrico County, Virginia, which opened January 27, 2006. The table below summarizes all purchase obligations as of April 2, 2006 and includes approximately $450,000 for completion of contracts related to Short Pump.

The Company is actively seeking property for the development of additional bowling centers. The Company has no third-party sources of funding. Cash and cash flow are sufficient to finance all contemplated purchases and construction. The Company's holdings of marketable equity securities, primarily consisting of telecommunications stocks, are another potential source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended April 2, 2006, the market value increased by $523,000 to approximately $4,615,000.



Contractual         Total        Less Than      1-3         3-5      More Than
 obligations                      1 Year       Years       Years      5 Years

Operating lease
 obligations      $1,333,866    $  272,560    $545,120    $237,520    $278,666

Purchase
 obligations      $  472,977    $  472,977

Total             $1,806,843    $  745,537    $545,120    $237,520    $278,666

Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At April 2, 2006 approximately $2,358,000 in league deposits were included in the current liabilities category.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On March 28, 2006, the Board of Directors declared a cash dividend of $.14 per share on its Class A and Class B stock to holders of record on May 2, 2006, payable May 17, 2006.


RESULTS OF OPERATIONS

Nineteen centers were in operation for most of the quarter ended April 2, 2006 as Bowl America Short Pump opened January 27, 2006. Eighteen centers were in operation in last year's three-month and nine-month periods. All comparisons of current periods to prior year periods are affected by the change in the number of operating locations. Net earnings of $1,699,220 and $1,701,118 for the quarters ended April 2, 2006, and March 27, 2005, respectively, resulted in per share earnings of $.33 for both of the thirteen-week periods. For the current thirty-nine week period net earnings were $3,017,678 or $.59 per share compared to $2,941,990 or $.57 per share for the comparable period a year ago. The prior year thirty-nine week earnings includes a gain on the sale of AT&T Wireless stock, shown in the investment earnings category, of $151,817 or $.02 per share.

Total operating revenues increased $755,000 or 9% in the current year quarter and decreased $187,316 or 2% in the three-month period ended March 27, 2005. For the current fiscal nine-month period operating revenues were up $1,675,899 or 8% versus a decrease of $628,328 or 3% in the comparable nine-month period a year ago. Increases of $514,000 and $1,187,000 in operating revenues from bowling and other resulted in an 8% hike in both the quarter and year-to-date periods ended April 2, 2006, respectively. The prior year comparable three and nine month period revenues showed decreases of 1% or $74,000 and 2% or $307,000, respectively.

Food, beverage and merchandise sales were up $241,000 or 10% in the current year quarter and up $489,000 or 8% in the nine-month period, versus declines in the prior year of $113,000 or 4% and $321,000 or 5% for the quarter and year-to-date, respectively.

Operating expenses were up $758,000 or 12% and $1,498,000 or 8% in the current three-month and nine-month periods, respectively, versus a decrease of $124,000 or 2% and $545,000 or 3% in the three and nine-month periods last year. Pre-opening expenses for Bowl America Short Pump contributed to the current quarter and year-to-date costs.

Employee compensation and benefits were up $270,000 or 8% in the current three-month period and up $660,000 or 7% in the nine-month period. In the prior fiscal year this category showed declines of $67,000 or 2% and $346,000 or 4% for the comparable periods, respectively. The current year growth in traffic and the Short Pump location resulted in higher payroll costs. An 8% increase in health insurance costs due primarily to higher premiums at renewal also contributed to the current year increase. The Company has two employee benefit plans, a profit sharing plan and an employee stock ownership plan, both of which are defined contribution plans.

Cost of food, beverage and merchandise sales increased $99,000 or 14% in the quarter and $182,000 or 10% in the nine-month period primarily due to higher sales. Cost of bowling and other services increased $604,000 or 13% in the nine-month period ended April 2, 2006 and decreased $26,000 or 1% in the comparable period last year. Maintenance and repair costs were up $188,000 or 37% in the nine-month period ended April 2, 2006, due, in large part, to major plumbing related repairs. In the nine-month period ended March 27, 2005, this same category was down 16% partially due to the elimination of lane refinishing
costs.   Advertising costs during the current thirty-nine week period increased
$51,000 or 10% versus an increase of $135,000 or 41% in the prior year comparable period. Utility costs for the quarter were up $47,000 or 15% and $148,000 or 16% for the three and nine-month periods ended April 2, 2006, respectively versus an increase of $20,000 or 7% and $35,000 or 3%, respectively, for the comparable periods last year. Bowling supplies and services costs were up 7% for the nine-month period compared to an 3% decrease in the prior year nine-month period.

Rent expense was down 10% in the current year- to-date period primarily due to lower common area maintenance fees. Insurance expense, excluding health and life, increased 10% through the nine-month period ended April 2, 2006, compared to a 9% decrease in the nine-month period a year ago.

Depreciation and amortization expense decreased 2% in the current year-to-date period and increased 2% in the comparable prior year period. Future periods will reflect depreciation and amortization expense for the new location.

Interest and dividend income increased 14% in the nine-month ended April 2, 2006, as increasingly higher rates have partially offset lower investment balances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $9,559,000 and $13,320,000 at April 2, 2006 and March 27, 2005, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at April 2, 2006, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of April 2, 2006. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended April 2, 2006, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q
                         April 2, 2006

                   PART II - OTHER INFORMATION

Item 6 - Exhibits

(a) Exhibits
    (furnished herein)
    31.1  Certification of Chief Executive Officer
    31.2  Certification of Chief Financial Officer
    32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350
    20    Press release issued May 16, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant

May 16, 2006                       Leslie H. Goldberg
Date                               President

May 16, 2006                       Cheryl A. Dragoo
Date                               Controller

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

Date:  May 16, 2006                          Leslie H. Goldberg
                                             Chief Executive Officer

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

Date:  May 16, 2006                          Cheryl A. Dragoo
                                             Chief Financial Officer

Exhibit 32

 Written Statement of the Chief Executive Officer and Chief Financial Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended April 2, 2006 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
Chief Executive Officer

Cheryl A. Dragoo
Chief Financial Officer

Date:  May 16, 2006

Exhibit 20
Exhibit 20 to Form 10-Q Press Release issued May 16, 2006

For Immediate Release                                             May 16, 2006

                      FLAT QUARTER AT BOWL AMERICA

Bowl America Incorporated earned $.59 per share for the first nine months of its current fiscal year and $.33 in its most recent quarter, compared to $.57 and $.33, respectively, in the prior year. Because Easter was celebrated later this year, school holidays, which produce increased customer traffic, were delayed until April. The Company's 19th center opened in January 2006 at Short Pump near Richmond, Virginia. It recouped its opening expenses and was cash flow positive for the quarter.

A strong tournament schedule and the contribution from the new location are not expected to offset the combined effect of an additional week of winter league bowling and the earnings from the 14th week, both recorded in last year's fourth quarter.

The $.14 quarterly dividend being paid tomorrow will make this the 34rd consecutive year of increased per share dividends.

Bowl America Class A Common Stock trades on the American Stock Exchange with the symbol BWLA. The Company's S.E.C. Form 10-Q is available at the Company's web site www.bowlamericainc.com.

                                    ***

                         BOWL AMERICA INCORPORATED
                           Results of Operations
                                 (Unaudited)

                       Thirteen        Thirteen      Thirty-nine   Thirty-nine
                     Weeks Ended     Weeks Ended     Weeks Ended   Weeks Ended
                       04/02/06        03/27/05        04/02/06      03/27/05
Operating Revenues
 Bowling and other   $6,702,057      $6,188,020      $16,630,891   $15,444,194
 Food,beverage and
  merchandise sales   2,649,269       2,407,933        6,652,641     6,163,439
                      _________       _________       __________    __________
                      9,351,326       8,595,953       23,283,532    21,607,633
Operating Expenses
 excluding deprec-
 iation and amorti-
 zation               6,416,885       5,674,396       17,879,970    16,358,225
Depreciation and
 amortization           417,457         401,514        1,180,440     1,204,632
Investing earnings         -               -                -          151,817
Interest & dividend
 income                 180,236         159,075          482,556       423,397
Earnings before taxes 2,697,220       2,679,118        4,705,678     4,619,990
Net Earnings         $1,699,220      $1,701,118      $ 3,017,678   $ 2,941,990
Weighted average
 shares outstanding   5,136,925       5,137,773        5,136,993     5,137,773
EARNINGS PER SHARE          .33             .33              .59           .57

                                    ***
                        SUMMARY OF FINANCIAL POSITION
                                  (Unaudited)
                            Dollars in Thousands
                                                       04/02/06     03/27/05
ASSETS
Total current assets including cash and
 short-term investments of $11,879 and $16,476         $ 13,088     $ 17,406
Property and investments                                 32,614       26,850
                                                         ______       ______
TOTAL ASSETS                                           $ 45,702     $ 44,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                              $  5,550     $  5,738
Other liabilities                                         2,889        2,678
Stockholders' equity                                     37,263       35,840
                                                         ______       ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 45,702     $ 44,256