Form 10-K
period 2006-07-02
BOWL AMERICA INC
filed 2006-09-29
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended July 2, 2006         Commission file Number 1-7829

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   YES [ ]  NO [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   YES[ ]  NO [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, Section 229.405 of this Chapter, is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES [X] NO [ ]

     Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-accelerated Filer [X]

     Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange act). YES [ ] NO [X]

     As of January 1, 2006, which was the last business day of the registrant's most recently completed second quarter, 3,668,518 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates of the registrant was approximately $32 million. As of that date 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of January 1, 2006, the total aggregate market value for both classes of common stock held by nonaffiliates would be approximately $34 million.

     Indicate the number of shares outstanding of each of the issuer's classes Of common stock, as of the last practical date:

                                          Shares outstanding at
                                             September 1, 2006
     Class A Common Stock
         $.10 par value                         3,668,430
     Class B Common Stock
         $.10 par value                         1,468,462

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after July 2, 2006 are incorporated into Part III of this Form 10-K. Portions of Bowl America's 2006 Annual Report to shareholders are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2006 10-K FILING

                                    PART I
                                                                          Page
Cover Page
Documents Incorporated by Reference
Index
ITEM 1.  Business
         (a)   General Development of Business                               1
         (b)   Financial Information about Industry Segments                 1
         (c)   Narrative Description of Business                             1
         (d)   Foreign Operations                                            1

ITEM 1A. Risk Factors                                                        1

ITEM 2.  Properties                                                          2

ITEM 3.  Legal Proceedings                                                   2

ITEM 4.  Submission of Matters to a Vote of Security Holders                 2

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                             2

ITEM 6.  Selected Financial Data                                             2

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               2

ITEM 7a. Quantitative and Qualitative Disclosure About Market Risk           3

ITEM 8.  Financial Statements and Supplementary Data                         3

ITEM 9.  Changes in and Disagreements with Accountants and
         Financial Disclosure                                                3

ITEM 9A. Controls and Procedures                                             3
                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant                  3

ITEM 11. Executive Compensation                                              3

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         (a) Security Ownership of Certain Beneficial Owners                 3
         (b) Security Ownership of Management                                3
         (c) Changes in Control                                              3
         (d) Securities Authorized for Issuance Under Equity
             Compensation Plans                                              3

                           BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2006 10-K FILING

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

                                   PART I
ITEM 1.  BUSINESS

         (a)   General Development of Business
         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 19 bowling centers. The Company's newest location, a 40 lane center in metropolitan Richmond, Virginia, opened January 27, 2006.

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

         (c)   Narrative Description of Business
         As of September 1, 2006 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 19 bowling centers contain a total of 756 lanes.
         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and playroom facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center retails bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling.
         The bowling equipment essential for the Company's operation is readily available. The major source of its equipment is Brunswick Corporation.
         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the field. The principal method of competition is the quality of service furnished to the Company's customers.
Its primary competitors are two large bowling equipment manufacturers, Brunswick Corporation and AMF Bowling Worldwide, Inc.
         Compliance with federal, state and local environmental protection laws has not materially affected the Company.
         The number of persons employed by the Company and its subsidiaries is approximately 750.

         (d)   Foreign Operations

         The Company has no foreign operations.

Item 1A. RISK FACTORS

         General economic, social and political conditions may adversely impact
revenue.   The Company's revenues may be affected if customers' discretionary income declines as a result of a downturn in the economy. Competition from other forms of recreation can affect the popularity of bowling and could adversely affect revenues. Political events such as a terrorist attack could cause people to avoid public places where large crowds gather.

         Adverse weather conditions can affect revenues. Especially during the busy winter months, revenues from open play bowling, generally on weekends and holidays, can be affected by severe weather conditions that limit customers' ability to travel.

         High energy costs could adversely affect operating income as heating and air conditioning are a significant expense of center operations.

         We depend on key personnel for our performance. Our performance significantly depends upon the continued contributions of our President and Chief Executive Officer, General Manager and certain other key employees. The loss or unavailability of any such persons, or the delay and disruption that could be associated in the event of a need to replace any such persons, could adversely affect us.

         We may not be able to expand our operations. We are endeavoring to increase the number of our bowling centers through the acquisition or construction of new centers. No assurance can be given that we will be able to effect such expansion on terms favorable to us or that we will be able to profitably operate any such new centers.

         We qualify as a "controlled company" under American Stock Exchange rules. We qualify as a "controlled company" under the rules of the AMEX as a result of the fact that our President and Chief Executive Officer and his family beneficially own shares possessing more than 50% of our outstanding shares' total voting power, and we are consequently exempt from certain AMEX corporate governance listing requirements. Furthermore, such controlling shareholders would be able to determine the outcome of certain matters that could be submitted for shareholder approval, rendering the minority shareholders unable to control such matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended July 2, 2006.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) The information set forth in the section entitled "Market Information", "Holders", and "Cash Dividends" under "Selected Financial Data" on page 3 of the Company's July 2, 2006 Annual Report is incorporated by reference herein.
         (b) Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 3 of the Company's July 2, 2006 Annual Report is incorporated by reference herein. Such information should be read in conjunction with the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's July 2, 2006 Annual Report is incorporated by reference herein.
                                     -2-

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $7,990,636 and $11,273,191 at July 2, 2006 and July 3, 2005, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at July 2, 2006, a 10% decline in the average yield would not have a material impact on our interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Report of Independent Registered Public Accounting Firm and the Selected Quarterly Financial Data (unaudited), as contained on pages 2 through 11 of the Company's July 2, 2006 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of July 2, 2006. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter of the Company's fiscal year ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)1.  Financial Statements
                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Report of Independent Registered Public Accounting Firm

               Consolidated balance sheets - July 2, 2006 and July 3, 2005

               Consolidated statements of earnings and comprehensive earnings
               - years ended July 2, 2006, July 3, 2005, and June 27, 2004

               Consolidated statements of stockholders' equity - years ended July 2, 2006, July 3, 2005, and June 27, 2004

               Consolidated statements of cash flows - years ended July 2, 2006, July 3, 2005, and June 27, 2004

               Notes to the consolidated financial statements - years ended July 2, 2006, July 3, 2005, and June 27, 2004

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

               10(a) Extension of employment agreement with Leslie H. Goldberg (Incorporated by reference from the Registrant's Form 8-K filed June 22, 2006)

               10(b) Employment agreement, dated December 31, 2005, between Registrant and Irvin Clark. (Incorporated by reference from Registrant's Form 8-K filed January 10, 2006)

               10(c) Employment agreement, dated December 31, 2004, between Registrant and Cheryl A. Dragoo. (Incorporated by reference from Registrant's Form 8-K filed December 30, 2004)

               21 Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.

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

Date:  September 28, 2006



Cheryl A. Dragoo
Chief Financial Officer,
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 28, 2006

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

Date:  September 28, 2006

Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 28, 2006                   Date:  September 28, 2006

Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 28, 2006                   Date:  September 28, 2006

Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 28, 2006                   Date:  September 28, 2006

Irvin Clark
Director

Date:  September 28, 2006

                           BOWL AMERICA INCORPORATED
                              PRESIDENT'S LETTER

September 22, 2006

Dear Fellow Owners:

  More and more people are coming to Bowl America. They are spending more money. Our sales for bowling related activities and food and beverages were higher than last year, even though we had one fewer fiscal week. This is true even without the sales at our new center.

  But the earnings were not up. What we charged did not keep up with what we have to pay for the good and services we provide our customers. Economists say the pressure of rising costs is abating. If, like me, you go to a local grocery or hardware store, you are not as sanguine. If you have a light switch in your home, you know what is happening with energy costs. Just convert that to thousands of square feet in the bowling centers that must be brightly lit and ventilated almost year round. Watching our costs will have to be a top priority this year.

  Also, some of our best business is done in locations that have been actively used for almost 50 years. This year, some of the oldest buildings required expensive and unpredicted repairs. These buildings, however, are well located for future growth. My guess is you would probably include almost all of our neighborhoods on your list if you were starting to build a new bowling chain. Think how often you read about economic growth and low unemployment in Fairfax and Loudoun Counties and in Richmond.

  Another growing item is our dividend. This was the 34th consecutive year of increased dividends per share, which resulted in our being ranked 21st among 19,000 public companies in a recent survey. We are not prepared, however, to view our situation as static. Elsewhere you will see the photographs of our spectacular new Richmond, Virginia area facility. It is located in what we believe to be the fastest growing section of that city and the photos hardly do justice to its visual impact. This blend of the new with continued development of our existing properties is what is required to accomplish our objective of continuing to increase the real rewards of owning shares in our company. We have long argued that shareholders are best served if they can share in their companies' success without having to sell their stock.

  Future success won't simply flow from bricks and mortar. It will be determined by the skills of our people and customs we have developed over the years. I am particularly reminded of this because of the recent death of Paul Mudd. Paul and I had actually worked together at the old Clarendon Bowling Center during World War II. When Bowl America was founded, Paul became its first manager, opening Shirley Bowl in January 1958. He continued with the company until his retirement in 1989. Paul's relationship with Bowl America will not, however, be limited by dates. Even today, when discussing the things that the best bowling center managers do, we always come back to talking about how Paul Mudd did it. In this respect, he was part of our past and will be part of our future.

                                        Regards,
                                        Leslie H. Goldberg, President

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities in fiscal 2006 was $4,293,000 which was sufficient to meet day-to-day cash needs. Short-term investments consisting mainly of U.S. Government securities, cash and cash equivalents totaled $9,046,000 at the end of fiscal 2006 compared to $12,980,000 at the end of fiscal 2005. The decrease of approximately $3,934,000 is primarily the result of internally funding the building of Bowl America Short Pump which opened to the public on January 27, 2006.

    During fiscal year 2006, the Company expended approximately $1,118,000 for the purchase of bowling equipment and restaurant equipment and amusement games, continuing to upgrade current facilities. Approximately $4,201,000 was expended in the fiscal year for building and equipping the new location. All contracts for the site were paid in full except a $10,000 balance due on one contract. In July 2006, the Company signed purchase agreements totaling approximately $290,000 for bowling pins and point-of-sale cash systems. In August 2006 all pins and equipment were delivered and payment in full was made.

    The Company is actively seeking property for the development of new bowling centers. The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments. The table below summarizes these obligations as of July 2, 2006. The Company's holdings of marketable equity securities, primarily telecommunication stocks, are an additional source of expansion capital. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on July 2, 2006 was approximately $4.5 million compared to $4.2 million at July 3, 2005.


   CONTRACTUAL       Total       Less than      1-3       3-5      More than
   OBLIGATIONS                     1 year      years     years      5 years
   -------------------------------------------------------------------------
   Operating lease
    obligations     $1,265,416   $  272,459   $544,918   $191,372   $256,667

   Purchase
    obligations         10,000       10,000       -         -           -
   -------------------------------------------------------------------------
   Total            $1,275,416   $  282,459   $544,918   $191,372   $256,667
   =========================================================================

    Cash dividends of $.56 per share, totaling $2.9 million, were paid to shareholders during the 2006 fiscal year making this the thirty-fourth consecutive year of increased dividends per share. In June 2006, the Company declared a $.14 per share dividend to be paid in August 2006. While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

RESULTS OF OPERATIONS

    With the opening of Bowl America Short Pump during the third quarter of fiscal year 2006, the number of locations in operation increased from eighteen to nineteen. Eighteen centers were in operation during both fiscal 2005 and 2004. Fiscal years 2006 and 2004 each consisted of 52 weeks. Fiscal year 2005 was a 53-week year. All comparisons in this discussion and throughout the report are affected by the change in the number of centers in operation in fiscal year 2006 and the additional week of business in fiscal year 2005.

    Operating revenues increased $1,713,000 or about 6% in fiscal 2006 and $173,000 or about 1% in fiscal 2005. Bowling and other revenue increased $1,207,000 or 6% in fiscal 2006 and $274,000 or 1% in fiscal 2005. Food, beverage and merchandise sales rose $506,000 or 6% in the current fiscal year versus a decrease of 1% in fiscal 2005.

    Total operating expense increased $1,975,000 or 8% in fiscal 2006 compared to a slight decline in fiscal 2005. Costs for employee compensation and benefits were up 6% in the current fiscal year and down less than 1% in the prior year period. In fiscal year 2006, health insurance costs increased 8%, up from a 2% increase in the prior year. The increase was primarily the result on higher premiums. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

    Cost of bowling and other services increased 11% and 2% in the current and prior year periods, respectively. Maintenance expense increased $234,000 or 35% in fiscal 2006 due primarily to major plumbing repairs at several locations. In fiscal 2005 the same category was down 12% due primarily to fewer building and air conditioning repairs than in fiscal 2004. Supplies expense was up 8% in fiscal 2006 and flat in fiscal 2005.

    Advertising costs increased $60,000 or 9% in the current year and $171,000 or 38% in the prior year period. Utility costs were up 17% in fiscal 2006 and 4% in fiscal 2005.

    Rent expense was flat in fiscal year 2006 and decreased 4% in fiscal 2005. The prior year decline was primarily due to lower common area maintenance costs. Insurance expense, excluding health and life, declined 13% in fiscal 2006 and increased 10% in fiscal 2005.

    Depreciation expenses increased $202,000 or 14%, primarily attributable to the purchase of assets for the new location, and decreased by $69,000 or 4% in fiscal 2005.

    Operating income in fiscal 2006 decreased approximately 6% to $4.9 million from $5.2 million in fiscal 2005. Fiscal 2005 operating income increased 7% over fiscal year 2004 operating income of $4.9 million excluding the gain of $2.2 million on the sale of a facility.

    Interest and dividend income increased 7% in the current year period and 47% in the prior year due to higher interest rates on investments. Investment balances in fiscal 2006 were lower than in fiscal 2005 as the new location was partially funded with these investments.

    Investment earnings of $152,000 on the mandatory exchange of AT&T Wireless stock for cash from Cingular Wireless were recorded in fiscal 2005.

    Effective income tax rates for the Company were 34.9% for fiscal 2006, 35.8% for fiscal 2005, and 37.4% for fiscal 2004, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments and the state tax exemption for interest on U.S. Government obligations.

    Net earnings in fiscal 2006 were $3.6 million or $.71 per share, compared to $3.8 million or $.75 per share in fiscal 2005, and $4.7 million or $.91 per share in fiscal 2004.

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

     We have identified accounting for the impairment of long-lived assets under SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated future cash flows are less than the carrying amount.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

                                      For the Years Ended
                        July 2,     July 3,    June 27,     June 29,    June 30,
                         2006        2005        2004        2003         2002
                     __________________________________________________________
Operating Revenues   $30,320,251 $28,607,145 $28,433,689 $29,375,692 $29,901,142
Operating Expenses    25,410,113  23,435,145  23,539,032  24,262,944  24,507,566
Interest and dividend
 Income                  655,818     609,963     413,738     475,598     598,982
Investment Earnings         -        151,817        -           -           -
Gain on Sale of Land,
 Buildings and
 Equipment                23,028      65,531   2,201,240        -           -
                      __________  __________  __________  __________  __________
Earnings before pro-
 vision for income
 taxes                 5,588,984   5,999,311   7,509,635   5,588,346   5,992,558
Provision for income
 taxes                 1,949,409   2,150,030   2,807,896   2,005,000   2,174,000
                      __________  __________  __________  __________  __________
Net Earnings         $ 3,639,575 $ 3,849,281 $ 4,701,739 $ 3,583,346 $ 3,818,558

Weighted Average
 Shares Outstanding
 Basic & Diluted       5,136,968   5,137,773   5,138,559   5,145,934   5,132,083

Earnings Per Share
 Basic & Diluted          $.71        $.75        $.91        $.70        $.74

Net Cash Provided by
 Operating Activities $4,292,512  $5,503,187  $5,501,857  $5,450,867  $5,954,909
Cash Dividends Paid   $2,876,696  $2,774,419  $2,672,062  $2,470,081  $2,371,121
Cash Dividends Paid
 Per Share-Class A        $.56        $.54        $.52        $.48        $.46
          -Class B        $.56        $.54        $.52        $.48        $.46
Total Assets         $43,130,385 $42,548,998 $40,579,581 $37,536,507 $36,562,578
Stockholders' Equity $37,088,954 $36,191,662 $34,896,581 $32,953,150 $32,682,139
Net Book Value Per
 Share                   $7.22       $7.04       $6.79       $6.41       $6.35
Net Earnings as a %
 of Beginning Stock-
 holders' Equity         10.1%       11.0%       14.3%       11.0%       11.7%
Lanes in Operation         756         716         716         716         746
Centers in Operation        19          18          18          18          19

All share and per share amounts (excluding Net Book Value Per Share) have been adjusted to reflect the 5% stock dividend distributed on July 26, 2001.



Market Information
The principal market on which the Company's Class A Common Stock is traded is the American Stock Exchange. The Company's Class B Common Stock is not listed on any exchange and is not traded. This stock can be converted to Class A Common Stock at any time. The table below presents the price range of the Company's Class A stock in each quarter of fiscal 2006 and 2005.

       2006        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _________________________________________________________
       High         14.36      13.73        14.60       14.79
       Low          13.37      13.03        13.50       14.40

       2005        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _______________________________________________________
       High         14.60       14.30       14.41       14.35
       Low          14.00       13.95       13.55       13.40

Holders
The approximate number of holders of record of the Company's Class A Common Stock as of July 2, 2006 is 405 and of the Company's Class B Common Stock is 25.

Cash Dividends
The table below presents the cash dividends per share of Class A and Class B stock paid, and the quarter in which the payment was made during fiscal 2006 and 2005.

                        Class A Common Stock
              Quarter            2006              2005
              ____________________________________________
              First             14 cents        13.5 cents
              Second            14 cents        13.5 cents
              Third             14 cents        13.5 cents
              Fourth            14 cents        13.5 cents

                        Class B Common Stock
              Quarter            2006              2005
              _____________________________________________
              First             14 cents        13.5 cents
              Second            14 cents        13.5 cents
              Third             14 cents        13.5 cents
              Fourth            14 cents        13.5 cents

                                     -3-


                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                             July 2, 2006         July 3, 2005
ASSETS
Current Assets
  Cash and cash equivalents (Note 2)          $ 1,055,687          $ 1,707,385
  Short-term investments (Note 3)               7,990,636           11,273,191
  Inventories                                     625,467              626,452
  Prepaid expenses and other                      968,289              491,647
  Income taxes refundable                         172,873              132,467
  Current deferred income taxes (Note 7)           46,910                 -
                                               __________           __________
  Total Current Assets                         10,859,862           14,231,142
Land, Buildings and Equipment, Net (Note 4)    27,053,704           23,440,265

Other Assets
  Marketable equity securities (Note 3)         4,540,061            4,208,421
  Cash surrender value-officers'life insurance    505,664              516,248
  Other                                           171,094              152,922
                                               __________           __________
  Total Other Assets                            5,216,819            4,877,591
                                               ----------           ----------

TOTAL ASSETS                                  $43,130,385          $42,548,998
                                               ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                            $   910,550          $ 1,130,017
  Accrued expenses                              1,214,780            1,127,639
  Dividends payable                               719,165              719,177
  Other current liabilities                       395,919              372,932
  Current deferred income taxes (Note 7)             -                 247,936
                                               __________           __________
Total Current Liabilities                       3,240,414            3,597,701
Long-Term Deferred Compensation                    66,221               71,475
Non-current Deferred Income Taxes (Note 7)      2,734,796            2,688,160
                                               __________           __________
TOTAL LIABILITIES                               6,041,431            6,357,336

Commitments and Contingencies (Note 5)
Stockholders' Equity (Note 8)
  Preferred stock, par value $10 a share
   Authorized and unissued 2,000,000 shares
  Common stock, par value $.10 per share
   Authorized 10,000,000 shares
    Class A outstanding
     3,668,430 and 3,669,311                      366,843              366,932
    Class B outstanding 1,468,462 shares          146,846              146,846
  Additional paid-in capital                    7,480,615            7,479,072
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
     securities, net of tax                     2,338,565            2,194,714
  Retained earnings                            26,756,085           26,004,098
                                               __________           __________
TOTAL STOCKHOLDERS' EQUITY                    $37,088,954          $36,191,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $43,130,385          $42,548,998
                                              ===========           ==========
The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                     -4-

                    BOWL AMERICA INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS & COMPREHENSIVE EARNINGS

                                                   For the Years Ended
                                 July 2, 2006     July 3, 2005    June 27, 2004
                                 ______________________________________________
Operating Revenues
 Bowling and other                $21,635,492      $20,428,291      $20,154,568
 Food, beverage and
   merchandise sales                8,684,759        8,178,854        8,279,121
                                   __________       __________       __________
                                   30,320,251       28,607,145       28,433,689

Operating Expenses
 Compensation and benefits         13,355,702       12,617,207       12,688,709
 Cost of bowling and other          6,743,507        6,058,703        5,925,753
 Cost of food, beverage and
   merchandise sales                2,707,000        2,492,677        2,603,609
 Depreciation and amortization      1,665,637        1,463,188        1,532,587
 General and administrative           938,267          803,370          788,374
                                   __________       __________       __________
                                   25,410,113       23,435,145       23,539,032
Gain on sale of land, buildings
   and equipment                       23,028           65,531        2,201,240

Operating Income                    4,933,166        5,237,531        7,095,897
 Interest and dividend income         655,818          609,963          413,738
 Investment earnings                     -             151,817             -
                                   __________       __________       __________
Earnings before provision
 for income taxes                   5,588,984        5,999,311        7,509,635
Provision for income taxes(Note 7)
 Current                            2,281,996        2,060,514        1,946,247
 Deferred                            (332,587)          89,516          861,649
                                    _________       __________       __________
                                    1,949,409        2,150,030        2,807,896

Net Earnings                      $ 3,639,575      $ 3,849,281      $ 4,701,739

Other Comprehensive Gain (Loss)
 Net of Tax
 Unrealized gain (loss)
 on available-for-sale securities     143,851          334,483          (23,595)
 Less: Reclassification adjustment
  for gain included in net income        -             (88,687)            -
                                    _________        _________        _________
Comprehensive Earnings              3,783,426        4,095,077        4,678,144

Earnings Per Share-Basic &
 Diluted                               $.71             $.75             $.91


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

                                     BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  COMMON STOCK                             Accumulated
                                      _______________________________________   Additional      Other
                                      Class A    Class A   Class B    Class B    Paid-In     Comprehensive   Retained
                                      Shares     Amount    Shares     Amount     Capital      Earnings(1)    Earnings

_________________________________________________________________________________________________________________________
Balance June 29, 2003                3,670,112  $367,012  1,468,462  $146,846   $7,480,257    $1,972,513    $22,986,522
 Purchase of stock                        (801)      (80)      -         -          (1,185)         -           (10,109)
 Cash dividends paid                      -         -          -         -            -             -        (2,029,739)
 Accrued dividends declared
  June 22, 2004, payable
  August 18, 2004                         -         -          -         -            -             -          (693,600)
 Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)                      -         -          -         -            -          (23,595)          -
 Net earnings for the year                -         -          -         -            -             -         4,701,739
________________________________________________________________________________________________________________________
Balance, June 27, 2004               3,669,311  $366,932  1,468,462  $146,846   $7,479,072    $1,948,918    $24,954,813
 Cash dividends paid                      -         -          -         -            -             -        (2,080,819)
 Accrued dividends declared
  June 21, 2005, payable
  August 17, 2005                         -         -          -         -            -             -          (719,177)
 Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)                      -         -          -         -            -          334,483           -
 Less: Reclassification adjustment
  for gain included in net income,
  net of tax                              -         -          -         -            -          (88,687)          -
 Net earnings for the year                -         -          -         -            -             -         3,849,281
____________________________________________________________________________________________________________________
Balance, July 3, 2005                3,669,311  $366,932  1,468,462  $146,846   $7,479,072    $2,194,714    $26,004,098
 Purchase of stock                        (881)      (89)      -         -          (1,302)         -           (10,904)
 Cash dividends paid                      -         -          -         -            -             -        (2,157,519)
 Accrued dividends declared
  June 20, 2006, payable
  August 9, 2006                          -         -          -         -            -             -          (719,165)
 Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)                      -         -          -         -            -          143,851           -
 Repayment of employee loan               -         -          -         -           2,845          -              -
 Net earnings for the year                -         -          -         -            -             -         3,639,575
_______________________________________________________________________________________________________________________
Balance, July 2, 2006               3,668,430   $366,843  1,468,462  $146,846   $7,480,615    $2,338,565    $26,756,085

     (1)Unrealized gains and losses are shown net of tax
     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               July 2,     July 3,    June 27,
                                                2006        2005        2004
Cash Flows From Operating Activities
 Net earnings                                $3,639,575  $3,849,281  $4,701,739
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization              1,665,637   1,463,188   1,532,587
   (Decrease) increase in deferred income tax  (332,587)     89,516     861,649
   Gain on disposition of assets-net            (23,028)    (65,531) (2,201,240)
   Gain on sale of available-for-sale
    securities                                     -       (151,817)       -
 Changes in assets and liabilities:
  Decrease (increase) in inventories                985     (42,986)    (18,395)
  (Increase) decrease in prepaid expenses
    and other                                  (476,642)    103,813      (4,905)
  (Increase) decrease in income taxes
    refundable                                  (40,406)   (132,467)    443,788
  Increase in other long-term assets            (26,429)    (26,322)        (83)
  (Decrease) increase in accounts payable      (219,467)    324,205     105,387
  Increase (decrease) in accrued expenses        87,141     236,350     (18,798)
  (Decrease) increase in income taxes payable      -       (179,855)    179,855
  Increase (decrease) in other current
    liabilities                                  22,987      38,615     (20,537)
  Decrease in long-term deferred compensation    (5,254)     (2,803)    (59,190)
                                              _________   _________   _________
Net cash provided by operating activities    $4,292,512  $5,503,187  $5,501,857
                                              _________   _________   _________
Cash Flows from Investing Activities
  Expenditures for land,buildings,equipment  (5,319,123) (3,184,491) (2,968,898)
  Sale of assets                                 63,075     109,488        -
  Proceeds received from sale of facility          -           -      2,280,088
  Sales (purchases) and maturities  of
   short-term investments                     3,179,143     529,097  (2,309,382)
  Decrease (increase) in cash surrender value    10,584     (48,645)     (4,024)
  Proceeds from sale of marketable securities      -        252,525       1,125
                                              _________   _________   _________
Net cash used in investing activities        (2,066,321) (2,342,026) (3,001,091)
                                              _________   _________   _________
Cash Flows from Financing Activities
  Payment of cash dividends                  (2,876,696) (2,774,419) (2,672,062)
  Purchase of Class A Common Stock               (1,193)       -        (11,374)
                                              _________   _________   _________
Net cash used in financing activities        (2,877,889) (2,774,419) (2,683,436)
                                              _________   _________   _________
Net (Decrease) Increase in Cash and
  Cash Equivalents                             (651,698)    386,742    (182,670)
Cash and Cash Equivalents, Beginning of Year  1,707,385   1,320,643   1,503,313
                                              _________   _________   _________
Cash and Cash Equivalents, End of Year       $1,055,687  $1,707,385  $1,320,643



Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
   Income taxes                              $2,322,802  $2,284,987  $1,907,467
  Non-cash Investing and Financing Activities
   Settlement of employee stock loan by
    acquisition of employee-owned stock          $2,845        -           -
   Repayment of employee stock loans by
    acquisition of employee-owned stock          $8,257        -           -
   Exchange of property                            -           -        $65,735

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                     -7-

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
    Bowl America Incorporated is engaged in the operation of 19 bowling centers, with food and beverage service in each center. Ten centers are located in metropolitan Washington D.C., one center in metropolitan Baltimore, Maryland, one center in metropolitan Orlando, Florida, four centers in metropolitan Richmond, Virginia, and three centers in metropolitan Jacksonville, Florida. These 19 centers contain a total of 756 lanes.
The Company operates in one segment.

Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary corporations. All significant inter-company items have been eliminated in the consolidated financial statements.

Fiscal Year
    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2006 ended July 2, 2006, fiscal year 2005 ended July 3, 2005, and fiscal year 2004 ended June 27, 2004. Fiscal years 2006 and 2004 each consisted of 52 weeks and fiscal year 2005 consisted of 53 weeks.

Estimates
    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the deferred compensation liability for executives and key employees including survivor benefits, depreciation expense, cash surrender value of officers' life insurance, the Federal and State income taxes (current and deferred), and market assumptions used in estimating the fair value of certain assets such as marketable securities and long-lived assets.

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

Advertising Expense
    It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending July 2, 2006, July 3, 2005 and June 27, 2004 were $681,994, $623,322 and $451,860, respectively.

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

Earnings Per Share
    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,136,968, 5,137,773 and 5,138,559, for fiscal years 2006,
2005 and 2004, respectively.

Comprehensive Earnings
    In accordance with SFAS No. 130 "Reporting Comprehensive Income", a consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the three years in the period ended July 2, 2006.

Cash and Cash Equivalents
    For purposes of the consolidated statements of cash flows, the Company considers money market funds, certificates of deposits, and repurchase agreements with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts which may exceed Federally insured limits during the year, but does not believe that this results in any significant credit risk.

Other Current Liabilities
    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At July 2, 2006, and July 3, 2005 other current liabilities included $375,332, and $369,317, respectively, in prize fund monies.

Reclassifications
     Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards
    In October 2005, the FASB issued FSP FAS No. 13-1, "Accounting for Rental Costs Incurred during a Construction Period" (FSP FAS No. 13-1). FSP FAS
No. 13-1 requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. The Company generally owns rather than leases land upon which new real estate projects are constructed. FSP FAS No. 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

2.  CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consisted of the following:

                                               July 2,         July 3,
                                                2006            2005
     Demand deposits and cash on hand       $  205,361      $  316,380
     Money market funds                        175,645         175,645
     Repurchase agreements                     674,681       1,215,360
                                             _________       _________
                                            $1,055,687      $1,707,385

                                     -9-

3.  INVESTMENTS
    Short-term investments consist of certificates of deposits, U.S. Treasury securities and a mutual fund which invests in mortgage backed securities
(maturities of generally three months to one year).   At July 2, 2006, the
fair value of short-term investments was $7,990,636 with an unrealized loss of $89,496. At July 3, 2005, the fair value of short-term investments was $11,273,191 with an unrealized gain of $30,617. Non-current investments are marketable equity securities which consist primarily of telecommunications stocks. The Company has classified all readily marketable debt and equity securities as available-for-sale. These available-for-sale securities are carried at fair value in accordance with the provisions of SFAS No. 115.

     The following table summarizes the cost and approximate fair values of equity securities available-for-sale as of July 2, 2006, and July 3, 2005 as follows:

                                   Original      Unrealized        Fair
                                     Cost           Gain          Value
July 2, 2006
Securities available-for-sale      $757,054      $3,783,007      $4,540,061

July 3, 2005
Securities available-for-sale      $757,054      $3,451,367      $4,208,421


     This portfolio includes the following telecommunications stocks:

        220 shares of Agere
      3,946 shares of Alltel
     45,580 shares of AT&T
        669 shares of Avaya
     27,572 shares of Bell South
      2,000 shares of Embarq
      8,028 shares of Lucent Technologies
      9,969 shares of Qwest
     40,000 shares of Sprint Nextel
     18,784 shares of Verizon
     13,560 shares of Vodafone

     There were no sales of available-for-sale securities in the year ended July 2, 2006. In the year ended July 3, 2005, the Company received $252,525 as merger compensation from Cingular Wireless for the mandatory exchange of 16,835 shares of AT&T Wireless stock held by the Company.
    In the year ended June 27, 2004, the Company received proceeds of approximately $1,000 from the conversion of a publicly traded company into a private enterprise.
    During the last twelve months ending July 2, 2006, the Company had $89,496 of gross unrealized losses from its investments in federal agency mortgage backed securities which had a fair value of $2,340,220. The unrealized losses on the Company's investment in the federal agency mortgage backed securities were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold this investment until a recovery to fair value, the Company does not consider these investments to be other-than-temporarily impaired at July 2, 2006.

4.  LAND, BUILDINGS, AND EQUIPMENT
    Land, buildings, and equipment, as cost, consist of the following:

                                                July 2,         July 3,
                                                 2006            2005
Buildings                                   $17,503,396     $14,384,416
Leasehold and building improvements           6,650,271       5,134,484
Bowling lanes and equipment                  21,604,873      19,584,395
Land                                         10,590,450      10,590,450
Amusement games                                 814,073         790,431
Bowling lanes and equipment not yet in use      266,812       2,012,936
                                             __________      __________
                                             57,429,875      52,497,112
Less accumulated depreciation and
  amortization                               30,376,171      29,056,847
                                             __________      __________
                                            $27,053,704     $23,440,265

    Depreciation and amortization expense for buildings and equipment for fiscal years 2006, 2005, and 2004 was $1,665,637, $1,463,188, and $1,532,587,
respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.


5.  COMMITMENTS AND CONTINGENCIES
Lease Commitments
    The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

     At July 2, 2006, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

           Year Ending
           2007                                       $272,459
           2008                                        272,459
           2009                                        272,459
           2010                                        103,372
           2011                                         88,000
           Thereafter                                  256,667
                                                     _________
           Total minimum lease payments             $1,265,416


    Net rent expense was as follows:
                                            For the Years Ended
                                        July 2,  July 3,   June 27,
                                         2006      2004      2004

Minimum rent under operating leases    $270,296  $277,394  $283,721
Excess percentage rents                  28,840    23,098    27,165
                                        _______   _______   _______
                                       $299,136  $300,492  $310,886

Purchase Commitments
     In December 2005, the Company signed a purchase order for the purchase of point-of-sale cash systems for approximately $180,000. Installation of all systems has been completed and payment in full was made in June 2006.
     Subsequent to July 2, 2006, the Company signed a purchase order for $49,000 for the purchase of point-of-sale cash systems to be installed during the second quarter of fiscal 2007. The purchase order was paid for in full in August 2006. In July 2006, a purchase order totaling $241,500 for bowling pins to be delivered in the first quarter of fiscal 2007 was signed. All pins have been delivered and payment in full was made in August 2006.


6.  PROFIT-SHARING AND ESOP PLAN
    The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended July 2, 2006, July 3, 2005, and June 27, 2004, contributions in the amount of $140,000, $150,000, and $188,000, respectively, were charged to operating expense.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. The value of the Company's contributions to the Plan for fiscal years 2006, 2005, and 2004 was $140,000, $150,000, and
$188,000, respectively.

    The Company has no defined benefit plan or other post retirement plan.

7.  INCOME TAXES
    The significant components of the Company's deferred tax assets and liabilities were as follows:
                                                July 2,         July 3,
                                                  2006           2004
         Deferred tax:
            Land, buildings, and equipment   $1,357,001       $1,506,179
            Unrealized gain on available-
              for-sale securities             1,371,666        1,287,270
            Prepaid expenses and other          (40,781)         142,647
                                              _________        _________
         Deferred tax liabilities            $2,687,886       $2,936,096

    Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

                          For the Years Ended
                          2006    2005    2004
Taxes computed at
 statutory rate           34.0%   34.0%   34.0%
State income taxes, net
 of Federal income tax
 benefit                   2.3     2.8     4.5
Dividends received
 exclusion                 (.7)    (.6)    (.5)
All other-net              (.7)    (.4)    (.6)
                          ____    ____    _____
                          34.9%   35.8%    37.4%


8.  STOCKHOLDERS' EQUITY
    The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

    At July 2, 2006, and July 3, 2005, the Company had $39,093 and $41,956, respectively, in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3% to 3 1/2% and are payable over a term of three years from the date of the agreements which range from 2004 to 2005. These employee loans have been recorded as a reduction of additional paid-in capital.

9. RELATED PARTIES AND DEFERRED COMPENSATION
    At July 2, 2006, and July 3, 2005, the Company had recorded $20,020 in deferred compensation payable to one officer. Deferred compensation payable to non-related parties was a total of $57,766 at July 2, 2006 and $63,019 at July 3, 2005. The current portion of these amounts, $11,564 at July 2, 2006 and July 3, 2005, and is included in accrued expenses.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following summary represents the results of operations for each of the quarters in fiscal years 2006 and 2005 (dollars in thousands, except for earnings per share):


                                              Earnings
                         Operating Operating   Before             Earnings
                         Revenues   Income     Income      Net        Per
                                               Taxes    Earnings    Share
2006
July 2, 2006              $7,036     $  710    $  884    $  623      $.12
April 2, 2006              9,351      2,517     2,697     1,699       .33
January 1, 2006            7,556      1,412     1,558     1,020       .20
October 2, 2005            6,377        294       450       298       .06

2005
July 3, 2005              $7,000     $1,193    $1,379    $  907      $.18
March 27, 2005             8,596      2,520     2,679     1,701       .33
December 26, 2004          7,111      1,190     1,502       950       .18
September 26, 2004         5,900        335       439       291       .06


Aronson & Company                                 700 King Farm Boulevard
                                                  Rockville, Maryland 20850
                                                  Phone 301.231.6200
                                                  Fax 301.231.7630

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

We have audited the accompanying consolidated Balance Sheets of Bowl
America Incorporated and Subsidiaries as of July 2, 2006 and July 3, 2005, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for each of the three years in the period ended July 2, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of July 2, 2006 and July 3, 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2006 in conformity with accounting principles generally accepted in the United States of America.

Aronson & Company
Rockville, Maryland
September 8, 2006




                                     -12-


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

 Date:  September 28, 2006

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

 Date:  September 28, 2006

 Cheryl A. Dragoo
 Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10K

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Annual Report on Form 10-K of the Company for the year ended July 2, 2006, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  September 28, 2006