Form 10-Q
period 2006-10-01
BOWL AMERICA INC
filed 2006-11-14
CIK 13573

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

QUARTER ENDED: OCTOBER 1, 2006                  COMMISSION FILE NUMBER: 0-1830

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

Indicate by checkmark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes__ NO X

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2of the Exchange Act.
Large Accelerated Filer __   Accelerated Filer __   Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined
by Rule 12b-2 of the Exchange Act)      Yes__   No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                          Shares Outstanding at
                                              October 29, 2006

       Class A Common Stock,
          $.10 par value                          3,668,430

       Class B Common Stock,
          $.10 par value                          1,468,462

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                                                   Thirteen Weeks Ended
                                                 October 1,       October 2,
                                                     2006            2005
Operating Revenues:
  Bowling and other                              $5,131,645       $4,561,506
  Food, beverage and merchandise sales            2,010,317        1,815,096
                                                  _________        _________
                                                  7,141,962        6,376,602
Operating Expenses:
  Employee compensation and benefits              3,437,867        3,185,029
  Cost of bowling and other services              1,783,658        1,723,665
  Cost of food, beverage and merchandise sales      595,009          580,851
  Depreciation and amortization                     480,466          376,326
  General and administrative                        216,548          216,595
                                                  _________        _________
                                                  6,513,548        6,082,466

Operating Income                                    628,414          294,136

Interest and dividend income                        157,729          156,351
                                                  _________        _________
Earnings before provision for income taxes          786,143          450,487

Provision for Income Taxes                          272,000          152,000
                                                  _________        _________
Net Earnings                                     $  514,143       $  298,487
                                                  =========        =========
Earnings per share-basic and diluted                  $ .10             $.06

Weighted average shares outstanding               5,136,892        5,137,076

Dividends paid                                    $ 719,165        $ 719,177

Per share, dividends paid, Class A                     $.14             $.14
Per share, dividends paid, Class B                     $.14             $.14

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (Unaudited)
Net Earnings                                     $  514,143       $  298,487
Other comprehensive earnings, net of tax
 Unrealized gain (loss) on available-for
 -sale securities                                   295,248          (44,651)
                                                   _________         ________
Comprehensive earnings                           $  809,391       $  253,836
                                                  =========         ========
The operating results for the thirteen (13) week period ending October 1, 2006 are not necessarily indicative of results to be expected for the year.
           See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                        As of
                                             October 1,         July 2,
                                                2006              2006
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 1,746,815      $ 1,055,687
  Short-term investments                      7,697,827        7,990,636
  Inventories                                   803,385          625,467
  Prepaid expenses and other                    847,894        1,046,908
  Income taxes refundable                          -             172,873
  Current deferred income taxes                  46,910           46,910
                                             __________       __________
      TOTAL CURRENT ASSETS                   11,142,831       10,938,481
LAND, BUILDINGS & EQUIPMENT
  Net of accumulated depreciation of
    $30,856,637 and $30,376,171              26,754,656       27,053,704
OTHER ASSETS:
  Marketable equity securities                4,954,280        4,540,061
  Cash surrender value-life insurance           507,878          505,664
  Other                                          93,180           92,475
                                             __________       __________
      TOTAL OTHER ASSETS                      5,555,338        5,138,200

TOTAL ASSETS                                $43,452,825      $43,130,385
                                             ==========       ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   814,045      $   910,550
  Accrued expenses                              799,848        1,214,780
  Dividends payable                             719,165          719,165
  Income taxes payable                           31,127             -
  Other current liabilities                     935,266          395,919
                                             __________       __________
     TOTAL CURRENT LIABILITIES                3,299,451        3,240,414
LONG-TERM DEFERRED COMPENSATION                  66,221           66,221
NONCURRENT DEFERRED INCOME TAXES              2,907,973        2,734,796
                                             __________       __________
TOTAL LIABILITIES                             6,273,645        6,041,431
                                             __________       __________
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $10 a share:
    Authorized and unissued, 2,000,000 shares      -                -
  Common stock, par value $.10 a share:
    Authorized, 10,000,000 shares
      Class A issued and outstanding
       3,668,430 shares                         366,843          366,843
      Class B issued and outstanding
       1,468,462 shares                         146,846          146,846
  Additional paid-in capital                  7,480,615        7,480,615
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
    securities, net of tax                    2,633,813        2,338,565
  Retained earnings                          26,551,063       26,756,085
                                             __________       __________
TOTAL STOCKHOLDERS'EQUITY                    37,179,180       37,088,954
                                             __________       __________
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $43,452,825      $43,130,385
                                             ==========       ==========
        See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Thirteen Weeks Ended
                                               October 1,    October 2,
                                                  2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                $  514,143     $  298,487
Adjustments to reconcile net earnings
   to net cash provided by
    operating activities:
    Depreciation and amortization                480,466        376,326
 Changes in assets and liabilities
    Increase in inventories                     (177,918)      (146,183)
    Decrease in prepaid & other                  199,014         94,575
    Decrease in income taxes refundable          172,873         92,000
    Increase in income taxes payable              31,127           -
    (Increase ) decrease in other
      long-term assets                            (2,919)        63,528
    Decrease in accounts payable                 (96,505)      (212,842)
    Decrease increase in accrued expenses       (414,932)      (438,914)
    Increase in other current liabilities        539,347        532,054
                                               _________      _________
  Net cash provided by
      operating activities                     1,244,696        659,031
                                               _________     _________
  Cash flows from investing activities
    Expenditures for land, buildings and equip  (181,418)    (1,762,974)
    Net sales & maturities of short-term
      investments                                347,015      2,734,543
                                               _________      _________
  Net cash provided by investing activities      165,597        971,569
                                               _________      _________
  Cash flows from financing activities
    Payment of cash dividends                   (719,165)      (719,177)
                                               _________      _________
 Net cash used in financing activities          (719,165)      (719,177)
                                               _________      _________
Net Increase in Cash and Equivalents             691,128        911,423
                                               _________      _________
Cash and Equivalents, Beginning of quarter     1,055,687      1,707,385
                                               _________      _________
Cash and Equivalents, End of quarter          $1,746,815     $2,618,808
                                               =========      =========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Quarter for
    Income taxes                                $ 68,000       $ 60,000
  Non-cash Investing and Financing Activities:
    Settlement of employee stock loan by
     acquisition of common stock                    -            $2,845
    Repayment of employee loans by acquisition
     of common stock                                -            $8,257

       See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the Thirteen Weeks Ended
                                October 1, 2006
                                  (Unaudited)
1.  Basis for Presentation
    The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of July 2, 2006 has been derived from the Company's July 2, 2006 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended July 2, 2006.

2.  Marketable Equity Securities
    Marketable equity securities, available for sale, are carried at fair value in accordance with the provisions of SFAS No. 115. At October 1, 2006, the fair value of these securities was $4,954,280, with an original cost of $757,054, resulting in an unrealized gain of $4,197,226.
    The telecommunications stocks included in the portfolio as of October 1, 2006 were:
            220 shares of Agere
          3,946 shares of Alltel
            669 shares of Avaya
         27,572 shares of Bell South
          2,000 shares of Embarq
          8,028 shares of Lucent Technologies
          9,969 shares of Qwest Communications
         45,580 shares of SBC
         40,000 shares of Sprint
         18,784 shares of Verizon
         13,560 shares of Vodafone/AirTouch
          4,079 shares of Windstream

3.  Commitments and Contingencies
    The Company's purchase commitments at October 1, 2006, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans
    The Company has two defined contribution plans with Company contributions determined by the Board of Directors. The Company has no defined benefit plan or other postretirement plan.


5.  Reclassifications
    Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $9,445,000 at the end of the first quarter of fiscal 2007 or $398,000 higher than at the beginning of the quarter. The increased funds result primarily from operations, which reflects the seasonal nature of the business.

In the three-month period ended October 1, 2006, the Company expended approximately $181,000 for purchase of equipment, point-of-sale cash systems and replacement of some amusement games. The Company is actively seeking property for additional locations. The Company has made no application for third party funding as cash and cash flow are sufficient to finance all currently contemplated purchases and to meet short-term commitments. The table below summarizes these obligations as of October 1, 2006. The Company has also maintained its fiscal year end 2006 position in marketable equity securities, primarily telecommunications stocks, as a further source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended October 1, 2006, the market value increased by $414,000 to approximately $4,954,000.

------------------------------------------------------------------------------
Contractual         Total        Less Than      1-3         3-5      More Than
 obligations                      1 Year       Years       Years      5 Years
______________________________________________________________________________

Operating lease
 obligations      $1,197,301    $  272,459    $514,174    $176,000    $234,667

Purchase
 obligations            -             -
______________________________________________________________________________
Total             $1,197,301    $  272,459    $514,174    $176,000    $234,667
==============================================================================


While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On September 28, 2006, the Board of Directors declared a cash dividend of $.14 per share on its Class A and Class B stock to holders of record on October 18, 2006, payable November 15, 2006.

RESULTS OF OPERATIONS

The Company opened Bowl America Short Pump in late January 2006. Nineteen centers were in operation in the current year first quarter and eighteen centers were in operation in the prior year comparable quarter. All comparisons in this report are affected by the change in the number of locations in operation in the periods.

Net earnings were $514,143 in the quarter ended October 1, 2006 and $298,487 in the quarter ended October 2, 2005, or $.10 and $.06 per share for the first quarters of fiscal 2007 and 2006, respectively. The operating results for the periods included in this report are not necessarily indicative of results to be expected for the year.

Operating revenues increased 12% or $765,000 in the fiscal year 2007 first quarter versus an increase of 8% or $476,000 in the prior year comparable three-month period. Bowling and other revenue increased 12% or $570,000 in the current year fiscal quarter versus an increase of 8% or $339,000 in the prior fiscal year quarter. In addition to business from the new center, an increase in open play traffic and a higher average game rate at comparable centers in the current year first quarter also contributed to favorable revenue comparison.

Food, beverage and merchandise sales were up 11% or $195,000 in the current three-month period due to the increased traffic and up 8% or $138,000 in the comparable prior year period. Cost of sales increased in response to the higher sales.

Operating expenses were up 7% or $431,000 in the current three-month period and up 10% or $541,000 in the comparable period last year. Employee compensation and benefits were up 8% and 7% in the current and prior year quarters, respectively.

Cost of bowling and other services increased 4% or $60,000 in the first quarter of fiscal 2007 versus a 17% increase or $248,000 in the quarter ended October 2, 2005. Advertising and promotion expense decreased 32% or $63,000 in the quarter ended October 1, 2006 and increased 44% or $61,000 in the prior year comparable quarter. Maintenance repair expense decreased 12% or $29,000 in the current year quarter and was up 48% or $80,000 in the prior year quarter. The prior year increase included major plumbing repairs. Supplies and services expenses increased 18% for the current year three-month period and 8% in last year's three-month period. Utility costs were up 15% and 9% in the current year and prior year quarters, respectively.

Rent expense decreased 3% in the current year quarter and 8% in the prior year comparable period. Insurance expense excluding health insurance decreased 5% in the current year quarter versus an increase of 12% in last year's comparable quarter.

Depreciation and amortization expense increased 28% in the current year period due mainly to the additional assets at Short Pump and decreased 6% in the comparable period last year.

Interest and dividend income was flat in the current year period due to lower investment balances and increased 50% or $52,000 in the prior year period due to higher interest rates on investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $7,698,000 and $8,516,000 at October 1, 2006 and October 2, 2005 respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at October 1, 2006, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of October 1, 2006. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended October 1, 2006, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                              S.E.C. FORM 10-Q

                               October 1, 2006

                         PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Item 1A ("Risk Factors") of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2006, sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company's business, financial condition and operating results. There are no material changes in such risk factors to report.

Item 6      Exhibits

      3 (a) Articles of Incorporation of the Registrant and amendments through December 1988 thereto (Incorporated by reference from exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989)

      3 (b) Amendment to and restatement of Article FIFTH (b) III 2.2 of the Registrant's Articles of Incorporation (Incorporated by reference from the Registrant's Form 8-K filed December 9, 1994)

      3 (c) By-laws of the Registrant (Incorporated by reference from exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989)

      10 (a) Extension of employment agreement with Leslie H. Goldberg (Incorporated by reference from the Registrant's Form 8-K filed June 22, 2006)

      10 (b) Employment agreement , dated December 31, 2005, between Registrant and Irvin Clark (Incorporated by reference from Registrant's Form 8-K filed January 10, 2006)

      10 (c) Employment agreement, dated December 31, 2004, between Registrant and Cheryl A. Dragoo (Incorporated by reference from Registrant's Form 8-K filed December 30, 2004)

      20      Press release issued November 14, 2006 (furnished herewith)

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

                                               Bowl America Incorporated
                                                      (Registrant)

Date: November 14, 2006                        By: Leslie H. Goldberg
                                               Leslie H. Goldberg, President



Date: November 14, 2006                        By:  Cheryl A. Dragoo
                                               Cheryl A. Dragoo, Controller

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

Date:  November 14, 2006                   Leslie H Goldberg
                                           Chief Executive Officer

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

Date:  November 14, 2006                   Cheryl A. Dragoo
                                           Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial
Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended October 1, 2006, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  November 14, 2006

Exhibit 20
Exhibit 20 to Form 10-Q
                   Press Release Issued November 14, 2006


For Immediate Release                                        November 14, 2006

           SUBSTANTIAL FIRST QUARTER IMPROVEMENT AT BOWL AMERICA

Bowl America Incorporated today reported earnings for its first quarter ended October 1, 2006, increased to $.10 per share from $.06 in the prior year's first quarter. In addition to the contribution from its newest center, opened in January, the quarter benefited from response to Bowl America's targeted bowling promotions. Bowling profits are highly seasonal and summer results tend to have a larger percentage swing than those in the peak season.

During the second quarter last year rain attendant to the hurricane season caused people to seek indoor recreation. Thus far this year there have been fewer storms.

The payment of this November 2006 dividend represents the 34th consecutive year of increased dividends paid to Bowl America stockholders.

Bowl America operates 19 bowling centers and its stock trades on the American Stock Exchange with the symbol BWLA. The Company's S.E.C. Form 10-Q is available through the Company's web site at www.bowlamericainc.com.
                                     * * * *

                           BOWL AMERICA INCORPORATED
                             Results of Operations
                                  (unaudited)

                                                Thirteen weeks ended
                                          October 1,              October 2,
                                            2006                     2005

Revenues
 Bowling and other                        $5,131,645              $4,561,506
 Food, beverage & merchandise sales        2,010,317               1,815,096
                                           _________               _________
                                           7,141,962               6,376,602
Operating expenses
 excluding depreciation  and amortization  6,033,082               5,706,140
Depreciation and amortization                480,466                 376,326

Interest & dividend                          157,729                 156,351

Earnings before taxes                        786,143                 450,487

Net Earnings                              $  514,143              $  298,487

Weighted average shares outstanding        5,136,892                5,137,076

EARNINGS PER SHARE                              $.10                    $.06



                         SUMMARY OF FINANCIAL POSITION
                                  (unaudited)
                             Dollars in Thousands

                                                        10/01/06     10/02/05
ASSETS

Total current assets including cash and
 short-term investments of $9,445 & $11,135              $11,143      $12,337
Property and investments                                  32,310       29,592
                                                          ______       ______
TOTAL ASSETS                                             $43,453      $41,929


LIABILITIES AND STOCKHOLDERS'EQUITY

Total current liabilities                                $ 3,299      $ 3,478
Other liabilities                                          2,975        2,733
Stockholders' equity                                      37,179       35,718
                                                          ______       ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $43,453      $41,929