Form 10-Q
period 2006-12-31
BOWL AMERICA INC
filed 2007-02-14
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended December 31, 2006        Commission file Number 0-1830

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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES[ ] NO[X]

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
 Large Accelerated Filer[ ]  Accelerated Filer [ ] Non-Accelerated Filer [X]

    Indicate by check mark whether the registrant is a shell company
             (as defined by Rule 12b-2 of the Exchange Act)
                          YES [ ]        NO [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 28, 2007

       Class A Common Stock,                           3,668,386
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 31,  January 1,    December 31,   January 1,
                               2006         2006          2006          2006
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,906,620   $5,367,328    $11,038,265   $ 9,928,834
 Food, beverage and
  merchandise sales          2,370,480    2,188,276      4,380,797     4,003,372
                             _________    _________     __________    __________
                             8,277,100    7,555,604     15,419,062    13,932,206
Operating Expenses
 Compensation and benefits   3,537,441    3,267,717      6,975,308     6,452,746
 Cost of bowling and other   1,753,727    1,618,129      3,537,385     3,341,794
 Cost of food, beverage and
  merchandise sales            724,812      688,937      1,319,821     1,269,788
 Depreciation and
  amortization                 474,361      386,657        954,827       762,983
 General and administrative    238,576      182,162        455,124       398,757
                             _________    _________     __________    __________
                             6,728,917    6,143,602     13,242,465    12,226,068

Operating Income             1,548,183    1,412,002      2,176,597     1,706,138
Interest and dividend
  income                       264,680      145,969        422,409       302,320
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,812,863    1,557,971      2,599,006     2,008,458
Provision for income taxes     634,500      538,000        906,500       690,000
                             _________    _________     __________    __________

Net Earnings                $1,178,363   $1,019,971    $ 1,692,506   $ 1,318,458
                             =========    =========      =========     =========

Earnings per share-basic &
  diluted                         $.23         $.20           $.33          $.26

Weighted average shares
 outstanding                 5,136,866    5,136,980      5,136,879     5,137,028
Dividends paid                $719,165     $719,177     $1,438,330    $1,438,354

 Per share, Class A               $.14         $.14           $.28          $.28
 Per share, Class B               $.14         $.14           $.28          $.28

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,178,363   $1,019,971    $ 1,692,506    $1,318,458
Other comprehensive
 earnings-net of tax
 Unrealized (loss) gain  on
 available for sale
 securities                    249,764      (44,365)       545,012       (89,016)
 Add: reclassification
  adjustment for loss
  included in net income         2,373         -             2,373
                             _________    _________      _________     _________
Comprehensive earnings      $1,430,500   $  975,606    $ 2,239,891    $1,229,442
                             =========    =========      =========     =========


The operating results for the thirteen (13) and twenty-six (26) week periods ended December 31, 2006, are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     AS OF
                                    -----------------------------------
                                    December 31, 2006      July 2, 2006
                                    ________________      _____________
                                       (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents           $ 1,860,428          $ 1,055,687
  Short-term investments                9,130,788            7,990,636
  Inventories                             704,868              625,467
  Prepaid expenses and other              884,090            1,046,908
  Income taxes refundable                 142,673              172,873
  Current deferred income taxes            46,910               46,910
                                       __________           __________
Total Current Assets                   12,769,757           10,938,481
Land, Buildings and Equipment
  Net of accumulated depreciation of
  $31,182,926 and $30,376,171          26,469,739           27,053,704
Other Assets
  Marketable equity securities(Note 2)  5,330,164            4,540,061
  Cash surrender value-life insurance     477,878              505,664
  Other long-term assets                   95,680               92,475
                                       __________           __________
Total Other Assets                      5,903,722            5,138,200
                                       ----------           ----------
TOTAL ASSETS                          $45,143,218          $43,130,385
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   667,126          $   910,550
  Accrued expenses                        865,764            1,214,780
  Dividends payable                       744,849              719,165
  Other current liabilities             1,876,081              395,919
                                       __________           __________
Total Current Liabilities               4,153,820            3,240,414
Long-term Deferred Compensation            66,221               66,221
Noncurrent Deferred Income Taxes        3,057,018            2,734,796
                                       ----------           ----------
TOTAL LIABILITIES                       7,277,059            6,041,431
                                       __________           __________

COMMITMENTS AND CONTINGENCIES (Note 3)

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,668,386 and 3,668,430 shares        366,839             366,843
    Class B issued and outstanding -
     1,468,462 shares                      146,846             146,846
  Additional paid-in capital             7,480,550           7,480,615
  Unrealized gain on securities
   available-for-sale,                   2,887,919           2,338,565
  Retained earnings                     26,984,005          26,756,085
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $37,866,159         $37,088,954
                                        __________          __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $45,143,218         $43,130,385
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 31, 2006 and JANUARY 1, 2006

                                          December 31,         January 1,
                                            2006                 2006
Cash Flows From Operating Activities:
 Net earnings                             $1,692,506          $1,318,458
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              954,827             762,983
  Loss on sale of available-for-sale
   securities                                  3,612                -
Changes in assets and liabilities
  Increase in inventories                    (79,401)            (83,472)
  Decrease in prepaid
   expenses & other                          162,818              62,040
  Decrease in income taxes refundable         30,200               9,000
  (Increase) decrease in other long-term
    assets                                    (3,205)             63,528
  (Decrease) increase in accounts payable   (243,424)             87,185
  Decrease in accrued expenses              (349,016)           (484,417)
  Increase in other current liabilities    1,480,162           1,373,683
                                           _________           _________
Net cash provided by operating activities $3,649,079          $3,108,988
                                           _________           _________

Cash flows from investing activities
  Expenditures for land,buildings & equip   (370,862)         (4,165,426)
  Net sales & maturities of short-term
   investments                            (1,081,237)          1,744,507
  Proceeds from sale of marketable
   securities                                 18,946                -
  Decrease in cash surrender value            27,786                -
                                           _________           _________
Net cash used in investing activities     (1,405,367)         (2,420,919)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (1,438,330)         (1,438,354)
  Purchase of Class A Common Stock              (641)               -
                                           _________           _________
Net cash used in financing activities     (1,438,971)         (1,438,354)
                                           _________           _________

Net Increase (Decrease)  in Cash and
 Equivalents                                 804,741            (750,285)
Cash and Equivalents, Beginning of Period  1,055,687           1,707,385
                                           _________           _________
Cash and Equivalents, End of Period       $1,860,428          $  957,100
                                           =========           =========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  876,300          $  681,000
  Non-cash Investing and Financing Activities:
   Settlement of employee stock loan by
    acquisition of common stock                 -                 $2,845
   Repayment of employee loans by acquisition
    of common stock                             -                 $8,257

See notes to condensed consolidated financial statements.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Twenty-six Weeks Ended
                            December 31, 2006
                               (Unaudited)
1. Basis for Presentation

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. During the quarter ended December 31, 2006, the Company sold its holding in Lucent Technologies for $18,946, incurring a loss of $3,612. At December 31, 2006, the fair value of securities held was $5,330,164, with an original cost of $734,495, resulting in an unrealized gain of $4,595,669.

The telecommunications stocks included in the portfolio as of December 31, 2006 were:

              45,580 shares of AT&T/SBC
                 220 shares of Agere
               3,946 shares of Alltel
                 669 shares of Avaya
              27,572 shares of Bell South
               9,969 shares of Qwest Communications
              40,000 shares of Sprint/Nextel
              18,784 shares of Verizon
              11,865 shares of Vodafone/AirTouch

3.  Commitments and Contingencies

The Company's purchase commitments at December 31, 2006, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors. The Company has no defined benefit plan or other postretirement plan.

5.  Reclassifications

Certain previous year amounts have been reclassified to conform with current period presentation.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                          December 31, 2006

Liquidity and Capital Resources

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $10,991,000 at the end of the second quarter of fiscal 2007 or $1,546,000 higher than at the beginning of the quarter and $1,945,000 higher than at the beginning of the fiscal year. The increased funds result primarily from operations, which reflects the seasonal nature of the business that is strongest September through May.

In the six-month period ended December 31, 2006, the Company expended approximately $371,000 for purchase of equipment, point-of-sale cash systems and replacement of some amusement games. The Company is actively seeking property for additional locations. The Company has made no application for third party funding as cash and cash flow are sufficient to finance all currently contemplated purchases and to meet short-term commitments. The table below summarizes these obligations as of December 31, 2006. The Company has also maintained its fiscal year end 2006 position in marketable equity securities, primarily telecommunications stocks, as a further source of expansion capital.

These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended December 31, 2006, the market value increased by $376,000 to approximately $5,330,000.


 Contractual        Total        Less Than 1   1-3       3-5    More Than 5
 obligations                        Year      Years     Years     Years

 Operating lease
   obligations   $  944,727     $  272,459   $283,601   $176,000  $212,667

 Purchase
  obligations          -              -          -          -         -

 Total           $  944,727     $  272,459   $283,601   $176,000  $212,667


Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 31, 2006, approximately $1,623,000 in league deposits were included in the current liabilities category.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

As a result of its most recent review, on December 5, 2006, the Board of Directors declared a cash dividend of $.145 per share on its Class A and Class B stock to holders of record on January 10, 2007, payable February 14, 2007.

RESULTS OF OPERATIONS

The Company opened Bowl America Short Pump in late January 2006. Nineteen centers were in operation in the current year three and six month periods and eighteen centers were in operation in the prior year comparable periods. All comparisons in this report are affected by the change in the number of locations in operation in the periods. The operating results for fiscal 2007 periods included in this report are not necessarily indicative of results to be expected for the year.

Net earnings were $1,178,363 or $.23 per share for the thirteen-week period ended December 31, 2006, and $1,019,971 or $.20 per share for the thirteen weeks ended January 1, 2006. For the current twenty-six week period net earnings per share were $1,692,506 or $.33 compared to $1,318,458 or $.26 for the comparable period a year ago.

Total operating revenues increased $722,000 or 9% in the current year quarter and increased $444,000 or 6% in the three-month period ended January 1, 2006. For the current fiscal six-month period operating revenues were up $1,487,000 or 11% versus an increase of $920,000 or 7% in the comparable six-month period a year ago. Bowling and other revenue increased $539,000 and $1,109,000 or 10% and 11% in the quarter and year-to-date period ended December 31, 2006, respectively. Prior year comparable three and six month period revenues showed increases of $334,000 and $673,000, respectively, a 7% hike for both periods. In addition to the business from the new center, increases in traffic at like centers contributed to favorable revenue comparisons.

Food, beverage and merchandise sales were up $182,000 or 8% in the current
year quarter and up $377,000 or 9% in the six-month period.   Cost of sales
increased 5% and 4% in the respective three and six month periods.

Operating expenses were up $585,000 or 9% and $1,016,000 or 8% in the current three-month period and six-month periods, respectively, versus an increase of $222,000 or 4% and $739,000 or 6% in the three and six month periods last year. Employee compensation and benefits were up $270,000 and $523,000 equaling an 8% increase in both the current year three and six-month periods. In the prior year comparable periods the category was up $168,000 and $390,000 or 5% and 6%, respectively.

Cost of bowling and other services increased $196,000 or 6% and $316,000 or 10% in the six-month periods ended December 31, 2006, and January 1, 2006. Maintenance and repair costs were down $21,000 or 5% in the fiscal 2007 six-month period and were up $124,000 or 39% in the six-month period ended
January 1, 2006, due, in large part, to major plumbing related repairs. Advertising costs during the current and prior year twenty-six week period decreased 11% and 4%, respectively. Utility costs for the quarter were down $13,000 or 4% and up $72,000 or 26% for the three month periods ended
December 31, 2006 and January 1, 2006, respectively. In the six-month current and prior year periods utility costs were up $39,000 or 5% and $101,000 or 17%.

Supplies and services expenses increased 28% for the current year three-month period and 18% in last year's three-month period. The fiscal 2007 increase is partially related to costs associated with the new point-of-sale cash systems.

Rent expense decreased 2% in the current year to date period and 10% in the prior year comparable period due primarily to lower common area maintenance fees. Insurance expense excluding health insurance decreased 6% in the current year to date period versus an increase of 6% in last year's comparable period.

Depreciation and amortization expense increased 25% in the current year six-month period due mainly to the additional assets at Short Pump and decreased 5% in the comparable period last year.

Interest and dividend income increased $120,000 in the fiscal 2007 year-to-date period and includes a special dividend of $38,000 paid by Vodafone. Higher investment balances and interest rates also contributed to the current year increase. In the prior year comparable period interest and dividend income was up $38,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $9,131,000 and $9,504,000 at quarters ending
December 31, 2006 and January 1, 2006, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at December 31, 2006, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 31, 2006. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                              S.E.C. FORM 10-Q
                              December 31, 2006

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Item 1A ("Risk Factors") of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2006, seets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors continue to be relevant to an understanding Company's business, financial condition and operating results. There are no material changes in such risk factors to report.

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting held December 5, 2006, the Class A shareholders approved the appointment of Director Warren T. Braham for a one year period to expire at the 2007 Annual Meeting. The votes were cast as follows:

                   For  3,358,291      Withheld  7,067

At the annual meeting held December 5, 2006, the Class A shareholders approved the appointment of Director Allan L. Sher for a one year period to expire at the 2007 Annual Meeting. The votes were cast as follows:

                   For   3,365,164     Withheld  194

At the annual meeting held December 5, 2006, the Class B shareholders approved the appointment of Merle Fabian, Leslie H. Goldberg, Stanley H. Katzman,
A. Joseph Levy, Ruth Macklin and Irvin Clark, as listed in the proxy statement for the December 5, 2006 meeting, for a one year period to expire at the 2007 Annual Meeting. The votes were cast as follows:

                   For  14,044,730     Withheld  0


Item 6 -  Exhibits
      3 (a) Articles of Incorporation of the Registrant and amendments through December 1988 thereto (Incorporated by reference from exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989)

      3 (b) Amendment to and restatement of Article FIFTH (b) III 2.2 of the Registrant's Articles of Incorporation (Incorporated by reference from the Registrant's Form 8-K filed December 9, 1994)

      3 (c) By-laws of the Registrant (Incorporated by reference from exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989)

      20     Press release issued February 13, 2007 (furnished herewith)


      31.1   Certification of Chief Executive Officer
      31.2   Certification of Chief Financial Officer
      32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Bowl America Incorporated
                                                   (Registrant)

Date: February 13, 2007                     By: Leslie H. Goldberg
                                                Leslie H. Goldberg, President

Date: February 13, 2007                     By: Cheryl A. Dragoo
                                                Cheryl A. Dragoo, Controller

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


Date:  February 13, 2007                           Leslie H Goldberg
                                                   Chief Executive Officer

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

Date:  February 13, 2007                           Cheryl A. Dragoo
                                                   Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2007, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  February 13, 2007

EXHIBIT 20
Exhibit 20 to FORM 10-Q Press Release issued February 13, 2007


                    SECOND QUARTER EARNINGS IMPROVE

Bowl America Incorporated today reported fiscal year 2007 second quarter net earnings increased to $.23 per share from $.20 in the prior year comparable quarter. Six-month earnings per share were $.33 and $.26 for the current and prior year, respectively.

Open play at both full and promotional prices continued to fill times previously devoted to leagues. Empty lanes are like empty seats on a plane. If they are not filled, the revenue is lost forever. Cash flow benefited from both earnings and depreciation at the Company's newest center, which opened in January 2006.

Tomorrow the Company will pay a quarterly dividend of $.145 per share, an increase over the prior year's quarterly payment. This is expected to be Bowl America's 35th consecutive year of dividend increases. Bowl America's Class A Common Stock trades on the American Stock Exchange under the symbol BWLA. The Company's S.E.C. Form 10-Q is available at the Company's website www.bowlamericainc.com.


                   BOWL AMERICA INCORPORATED
                     Results of Operations
                          (Unaudited)

                                               Thirteen Weeks Ended
                                             12/31/2006         01/01/2006
Operating Revenues
 Bowling and other                          $ 5,906,620        $ 5,367,328
 Food, beverage and merchandise sales         2,370,480          2,188,276
                                             __________         __________
                                              8,277,100          7,555,604

Operating expenses excluding
 depreciation and amortization                6,254,556          5,756,945
Depreciation and amortization                   474,361            386,657
Interest and dividend income                    264,680            145,969
Earnings before taxes                         1,812,863          1,557,971
Net Earnings                                $ 1,178,363        $ 1,019,971
Weighted average shares outstanding           5,136,866          5,136,980

EARNINGS PER SHARE                                  .23                .20


                                               Twenty-six Weeks Ended
                                             12/31/2006         01/01/2006
Operating Revenues
 Bowling and other                          $11,038,265        $ 9,928,834
 Food, beverage and merchandise sales         4,380,797          4,003,372
                                             __________         __________
                                             15,419,062         13,932,206

Operating expenses excluding
 depreciation and amortization               12,287,638         11,463,085
Depreciation and amortization                   954,827            762,983
Interest and dividend income                    422,409            302,320
Earnings before taxes                         2,599,006          2,008,458
Net Earnings                                $ 1,692,506        $ 1,318,458
Weighted average shares outstanding           5,136,879          5,137,028

EARNINGS PER SHARE                                  .33                .26


                       SUMMARY OF FINANCIAL POSITION
                                (Unaudited)
                           Dollars in Thousands


                                               12/31/2006         01/01/2006
ASSETS
Total current assets including cash and
 short-term investments of $10,991 and $10,461    $12,770            $11,716
Property and investments                           32,373             31,540
                                                   ______             ______
TOTAL ASSETS                                      $45,143            $43,256

LIABILITIES AND STOCKHOLDERS'EQUITY
Total current liabilities                         $ 4,154            $ 4,574
Other liabilities                                   3,123              2,707
Stockholders' equity                               37,866             35,975
                                                   ______             ______
                                                  $45,143            $43,256