Form 10-Q
period 2007-04-01
BOWL AMERICA INC
filed 2007-05-15
CIK 13573

FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

     Quarter Ended April 1, 2007            Commission file Number 0-1830

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                   April 30, 2007

       Class A Common Stock,                           3,667,254
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                              April 1,     April 2,     April 1,      April 2,
                                2007         2006         2007         2006
                            _______________________   _________________________
Operating Revenues
 Bowling and other          $6,774,464   $6,702,057    $17,812,729  $16,630,891
 Food, beverage and
  merchandise sales          2,665,164    2,649,269      7,045,961    6,652,641
 Insurance recovery            176,000         -           176,000         -
                             _________    _________     __________   __________
                             9,615,628    9,351,326     25,034,690   23,283,532
Operating Expenses
 Compensation and benefits   3,660,196    3,490,032     10,635,504    9,942,778
 Cost of bowling and other   1,939,063    1,839,786      5,476,448    5,226,841
 Cost of food, beverage and
  merchandise sales            747,243      789,694      2,067,064    2,059,482
 Depreciation and
  amortization                 474,361      417,457      1,429,188    1,180,440
 General and administrative    249,200      297,373        704,324      650,869
                             _________    _________     __________   __________
                             7,070,063    6,834,342     20,312,528   19,060,410

Operating Income             2,545,565    2,516,984      4,722,162    4,223,122
 Interest and dividend
  income                       216,219      180,236        638,628      482,556
                             _________    _________     __________   __________
Earnings before provision
 for income taxes            2,761,784    2,697,220      5,360,790    4,705,678
Provision for income taxes     983,500      998,000      1,890,000    1,688,000
                             _________    _________     __________   __________

Net Earnings                $1,778,284   $1,699,220    $ 3,470,790  $ 3,017,678
                             =========    =========      =========    =========
Earnings per share-basic &
  diluted                         $.35         $.33           $.68         $.59

Weighted average shares
 outstanding                 5,136,524    5,136,925      5,136,760    5,136,993

Dividends paid                $744,843     $719,178     $2,183,173   $2,157,532

 Per share, Class A              $.145         $.14          $.425         $.42
 Per share, Class B              $.145         $.14          $.425         $.42

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,778,284   $1,699,220     $3,470,790   $3,017,678
Other comprehensive
 earnings-net of tax
 Unrealized gain (loss) on
 available for sale
 securities                    235,380      309,267        780,392      220,251
Less: reclassification
 adjustment for loss
 included in net income           -            -             2,373         -
                             _________    _________      _________    _________
Comprehensive earnings      $2,013,664   $2,008,487    $ 4,253,555   $3,237,929
                             =========    =========      =========    =========


The operating results for the thirteen (13) and thirty-nine (39) week periods ended April 1, 2007 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     April 1, 2007        July 2, 2006
                                    ________________      _____________
                                       (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents           $ 2,667,597          $ 1,055,687
  Short-term investments               10,838,757            7,990,636
  Inventories                             599,432              625,467
  Prepaid expenses and other              969,820            1,046,908
  Income taxes refundable                    -                 172,873
  Current deferred income taxes            46,910               46,910
                                       __________           __________
Total Current Assets                   15,122,516           10,938,481
Land, Buildings and Equipment
  less accumulated depreciation of
  $31,558,590 and $30,376,171          26,174,124           27,053,704
Other Assets
  Marketable equity securities(Note 2)  5,704,226            4,540,061
  Cash surrender value-life insurance     477,878              505,664
  Other long-term assets                   96,680               92,475
                                       __________           __________
Total Other Assets                      6,278,784            5,138,200
                                       __________           __________
TOTAL ASSETS                          $47,575,424          $43,130,385
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   676,516          $   910,550
  Accrued expenses                        875,617            1,214,780
  Dividends payable                       744,679              719,165
  Income taxes payable                    140,849                 -
  Other current liabilities             2,756,949              395,919
                                       __________           __________
Total Current Liabilities               5,194,610            3,240,414
Long-term Deferred Compensation            66,221               66,221
Noncurrent Deferred Income Taxes        3,195,317            2,734,796
                                       __________           __________
TOTAL LIABILITIES                       8,456,148            6,041,431
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,667,254 and 3,668,430 shares        366,725             366,843
    Class B issued and outstanding -
     1,468,462                             146,846             146,846
  Additional paid-in capital             7,478,876           7,480,615
  Accumulated other comprehensive
   earnings-Unrealized gain on
   available-for-sale securities,
   net of tax                            3,123,704           2,338,565
  Retained earnings                     28,003,125          26,756,085
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $39,119,276         $37,088,954
                                        __________          __________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $47,575,424         $43,130,385
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED APRIL 1, 2007 AND APRIL 2, 2006
                             (Unaudited)
                                           April 1,            April 2,
                                             2007               2006

Cash Flows From Operating Activities:
 Net earnings                             $3,470,790          $3,017,678
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,429,188           1,180,440
  Loss on sale of available-for-sale
   securities                                  3,612                -
Changes in assets and liabilities
  Decrease (increase) in inventories          26,035             (16,778)
  Decrease (increase) in prepaid
    expenses & other                          77,088             (82,871)
  Decrease in income taxes refundable        172,873                -
  (Increase) decrease in other
    long-term assets                          (4,205)             57,527
  Decrease in accounts payable              (234,034)            (54,870)
  Decrease in accrued expenses              (339,163)           (448,940)
  Increase in income taxes payable           140,849             273,179
  Increase in other current liabilities    2,361,031           2,315,612
                                           _________           _________
Net cash provided by operating activities $7,104,064          $6,240,977
                                           _________           _________

Cash flows from investing activities
  Expenditures for land,buildings,equip     (549,608)         (5,127,000)
  Net (purchases) sales of short-term
   investments                            (2,789,185)          1,628,972
  Proceeds from sale of marketable
   securities                                 18,946                -
  Decrease in cash surrender value            27,786                -
                                           _________           _________
Net cash used in investing activities     (3,292,061)         (3,498,028)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (2,183,173)         (2,157,532)
  Purchase of Class A common stock           (16,920)             (1,214)
                                           _________           _________
Net cash used in financing activities     (2,200,093)         (2,158,746)
                                           _________           _________

Net Increase in Cash and Equivalents       1,611,910             584,203
Cash and Equivalents, Beginning of Period  1,055,687           1,707,385
                                           _________           _________
Cash and Equivalents, End of Period       $2,667,597          $2,291,588
                                           =========           =========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,575,700          $1,414,821
  Non-cash Investing and Financing Activities:
  Settlement of employee stock loan by
   acquisition of employee-owned stock          -                 $2,845
  Repayment of employee loans by acquisiton
   of employee-owned common stock               -                 $8,257

See notes to condensed consolidated financial statements.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Thirty-nine Weeks Ended
                             April 1, 2007
                               (Unaudited)

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. At April 1, 2007, the fair value of these securities was $5,704,226, with an original cost of $734,489, resulting in an unrealized gain of $4,969,737. The telecommunications stocks included in the portfolio as of April 1, 2007 were:

   82,112 shares of AT&T                   9,969 shares of Qwest Communications
      220 shares of Agere                 40,000 shares of Sprint
    3,946 shares of Alltel                18,784 shares of Verizon
      669 shares of Avaya                 11,865 shares of Vodafone
    2,000 shares of Embarq                 4,079 shares of Windstram
      939 shares of Idearc

3.  Commitments and Contingencies

The Company's purchase commitments at April 1, 2007 are for materials, supplies, services and equipment as part of the normal course of business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Short-term investments consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $13,506,000 at the end of the third quarter of fiscal 2007, or $4,460,000 higher than at the beginning of the fiscal year and $2,515,000 higher than at the beginning of the third quarter. The increases came primarily from operations, including a new bowling center that opened in January 2006, and league prize fund deposits. The increases also reflect the seasonal nature of the business, which is strongest during cold weather months.

During the nine-month month period ended April 1, 2007, the Company expended approximately $550,000 for the purchase of entertainment and restaurant equipment. The Company is actively seeking property for additional locations. The Company has made no application for third party funding as cash and cash flow are sufficient to finance all currently contemplated purchases and to meet short term-commitments. The table below summarizes these obligations as of April 1, 2007.

The Company's holdings of marketable equity securities, primarily consisting of telecommunications stocks, are another potential source of expansion capital. These securities are carried at their fair value on the last day of the quarter. For the three-month period ended April 1, 2007, the market value increased by $374,000 to approximately $5,704,000.

Contractual           Total      Less Than      1-3         3-5      More Than
 obligations                      1 Year       Years       Years      5 Years

Operating lease
 obligations        $876,613     $272,460    $237,486    $176,000    $190,667

Purchase
 obligations            -

Total               $876,613     $272,460    $237,486    $176,000    $190,667


Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At April 1, 2007 approximately $2,347,000 in league deposits were included in the current liabilities category.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On March 20, 2007, the Board of Directors declared a cash dividend of $.145 per share on its Class A and Class B stock to holders of record on April 25, 2007, payable May 16, 2007. Per share dividends have increased for 35 consecutive years.

RESULTS OF OPERATIONS

The Company opened a new bowling center west of Richmond, Virginia in January 2006 and temporarily closed an existing bowling center in Falls Church, Virginia in February 2007 when its roof was damaged by an ice storm. The center remains closed for repairs, currently in progress, and engineering studies that are continuing. The date of reopening remains uncertain. These events are the most important influences on revenues and expenses covered in this report. Management has not completed its analysis of expected insurance recovery, but the Company believes it will recover at least $176,000 for the period February 19, 2007 through April 1, 2007.

Net earnings of $1,778,284 and $1,699,220 for the quarters ended April 1, 2007, and April 2, 2006, resulted in per share earnings of $.35 and $.33 for the thirteen-week periods, respectively. For the current thirty-nine week period net earnings were $3,470,790 or $.68 per share compared to $3,017,678 or $.59 per share for the comparable period a year ago.

Total operating revenues increased $264,000 or 3% in the current year quarter ended April 1, 2007, and $755,000 or 9% in the comparable period ended April 2, 2006. For the nine-month periods operating revenues were up $1,751,000 in the current year and $1,676,000 in the prior year, an 8% increase in both periods. Operating revenues from bowling and other showed increases of $72,000 or 1% and $1,182,000 or 7% in the current quarter and nine-month periods, respectively. Increases of $514,000 and $1,182,000 resulted in 8% hikes in both the quarter and year-to-date periods ended April 2, 2006.

Food, beverage and merchandise sales were up $16,000 or 1% in the current year quarter and up $393,000 or 6% in the nine-month period, versus increases in the prior year of $241,000 or 10% and $489,000 or 8% for the quarter and year-to-date, respectively.

Operating expenses were up $236,000 or 3% and $1,252,000 or 7% in the current three-month and nine-month periods, respectively, versus increases of $758,000 or 12% and $1,498,000 or 8% in the three and nine-month periods last year when pre-opening expenses for Bowl America Short Pump contributed to the current quarter and year-to-date costs.

Employee compensation and benefits were up $170,000 or 5% in the current three-month period and up $693,000 or 7% in the nine-month period. In the prior fiscal year this category showed increases of $270,000 or 8% and $660,000 or 7% for the comparable periods, respectively. The Company has two employee benefit plans, a profit sharing plan and an employee stock ownership plan, both of which are defined contribution plans.

Cost of food, beverage and merchandise sales decreased $42,000 or 5% in the quarter and were flat in the nine-month period.

Cost of bowling and other services increased $249,000 or 5% in the nine-month period ended April 1, 2007 and increased $604,000 or 13% in the comparable period last year. Maintenance and repair costs were up $15,000 or 2% over the prior year increase of $188,000 or 37% in the nine-month period ended April 2, 2006, due, in part, to major plumbing related repairs in both years. Advertising costs during the current thirty-nine week period decreased $75,000 or 14% versus an increase of $51,000 or 10% in the prior year comparable period that included advertising for the new location. Utility costs for the quarter were up $11,000 or 3% and $49,000 or 5% for the nine-month period ended April 1, 2007, respectively versus an increase of $47,000 or 15% and $148,000 or 16%, respectively, for the comparable periods last year. Bowling supplies and services costs were up 28% for the nine-month period compared to a 7% increase in the prior year nine-month period.

Rent expense was flat in the current year-to-date period and was down 10% in the prior year period primarily due to lower common area maintenance fees. Casualty insurance expense decreased 12% through the nine-month period ended April 1, 2007, compared to a 10% increase in the nine-month period a year ago.

Depreciation and amortization expense increased 8% in the current year-to-date period, reflecting depreciation and amortization expense for the new location.

Interest and dividend income increased 20% in the quarter and 32% in the nine-month period ended April 1, 2007, as a result of higher investments, interest rates and dividends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $10,549,000 and $9,559,000 at April 1, 2007 and April 2, 2006, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at April 1, 2007, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of April 1, 2007. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended April 1, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q
                         April 1, 2007

                   PART II - OTHER INFORMATION

Item 6 - Exhibits

(a) Exhibits
    (furnished herein)
    31.1  Certification of Chief Executive Officer
    31.2  Certification of Chief Financial Officer
    32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350
    20    Press release issued May 15, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant

May 15, 2007                       Leslie H. Goldberg
Date                               President

May 15, 2007                       Cheryl A. Dragoo
Date                               Controller

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

Date:  May 15, 2007                          Leslie H. Goldberg
                                             Chief Executive Officer

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

Date:  May 15, 2007                          Cheryl A. Dragoo
                                             Chief Financial Officer

Exhibit 32

 Written Statement of the Chief Executive Officer and Chief Financial Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended April 1, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
Chief Executive Officer

Cheryl A. Dragoo
Chief Financial Officer

Date:  May 15, 2007

Exhibit 20
Exhibit 20 to Form 10-Q Press Release issued May 15, 2007

For Immediate Release                                             May 15, 2007

            BOWL AMERICA REPORTS THIRD QUARTER EARNINGS

Bowl America Incorporated today reported earnings per share for its third quarter ended April 1, 2007, increased to $.35 from $.33 in the prior year comparable quarter. Earnings per share for the nine-month periods were $.68 and $.59 for the current and prior years, respectively.

Current period results include an adjustment for expected insurance recovery for the temporary closure of one bowling center midway through the quarter due to roof damage. Fourth quarter earnings, even with insurance reimbursement, will be negatively affected as the location remains closed while engineering studies and repairs, currently underway, are made. However, it is expected that a strong tournament schedule in the quarter will help to mitigate the impact.

The $.145 quarterly dividend being paid tomorrow will make this the 35th consecutive year of increased dividends per share. Bowl America Class A Common Stock trades on the American Stock Exchange with the symbol BWLA. The Company's S.E.C. Form 10-Q is available at the Company's web site www.bowlamericainc.com.

                                    ***

                         BOWL AMERICA INCORPORATED
                           Results of Operations
                                 (Unaudited)

                       Thirteen        Thirteen      Thirty-nine   Thirty-nine
                     Weeks Ended     Weeks Ended     Weeks Ended   Weeks Ended
                       04/01/07        04/02/06        04/01/07      04/02/06
Operating Revenues
 Bowling and other   $6,774,464      $6,702,057      $17,812,729   $16,630,891
 Food,beverage and
  merchandise sales   2,665,164       2,649,269        7,045,961     6,652,641
 Insurance recovery     176,000            -             176,000          -
                     _________       _________       __________    __________
                      9,615,628       9,351,326       25,034,690    23,283,532
Operating Expenses
 excluding deprec-
 iation and amorti-
 zation               6,595,702       6,416,885       18,883,340    17,879,970
Depreciation and
 amortization           474,361         417,457        1,429,188     1,180,440
Interest & dividend
 income                 216,219         180,236          638,628       482,556
Earnings before taxes 2,761,784       2,697,220        5,360,790     4,705,678
Net Earnings         $1,778,284      $1,699,220      $ 3,470,790   $ 3,017,678
Weighted average
 shares outstanding   5,136,524       5,136,925        5,136,760     5,136,993
EARNINGS PER SHARE          .35             .33              .68           .59

                                    ***
                        SUMMARY OF FINANCIAL POSITION
                                  (Unaudited)
                            Dollars in Thousands
                                                       04/01/07     04/02/06
ASSETS
Total current assets including cash and
 short-term investments of $13,506 and $11,879         $ 15,122     $ 13,088
Property and investments                                 32,453       32,614
                                                         ______       ______
TOTAL ASSETS                                           $ 47,575     $ 45,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                              $  5,195     $  5,550
Other liabilities                                         3,261        2,889
Stockholders' equity                                     39,119       37,263
                                                         ______       ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 47,575     $ 45,702