Form 10-K
period 2007-07-01
BOWL AMERICA INC
filed 2007-09-28
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended July 1, 2007         Commission file Number 1-7829

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, Section 229.405 of this Chapter, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES [X] NO [ ]

     Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-accelerated Filer [X]

     Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange act). YES [ ] NO [X]

     As of December 31, 2006, which was the last business day of the registrant's most recently completed second quarter, 3,668,386 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates of the registrant was approximately $37 million. As of that date 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 31, 2006, the total aggregate market value for both classes of common stock held by nonaffiliates would be approximately $40 million.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date:

                                          Shares outstanding at
                                             September 1, 2007
     Class A Common Stock
         $.10 par value                         3,667,228
     Class B Common Stock
         $.10 par value                         1,468,462

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after July 1, 2007 are incorporated into Part III of this Form 10-K. Portions of Bowl America's 2007 Annual Report to shareholders are incorporated by reference in Part II, Items 5,6,7 and 8.

                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2007 10-K FILING

                                    PART I
                                                                          Page
Cover Page
Documents Incorporated by Reference
Index
ITEM 1.  Business
         (a)   General Development of Business                               1
         (b)   Financial Information about Industry Segments                 1
         (c)   Narrative Description of Business                             1
         (d)   Financial Information about Geographic Areas                  1

ITEM 1A. Risk Factors                                                        1

ITEM 2.  Properties                                                          2

ITEM 3.  Legal Proceedings                                                   2

ITEM 4.  Submission of Matters to a Vote of Security Holders                 2

                                    PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   2

ITEM 6.  Selected Financial Data                                             2

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               3

ITEM 7a. Quantitative and Qualitative Disclosure About Market Risk           3

ITEM 8.  Financial Statements and Supplementary Data                         3

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                3

ITEM 9A. Controls and Procedures                                             3
                                    PART III

ITEM 10. Directors, Executive Officers and Corporate Governance              3

ITEM 11. Executive Compensation                                              3

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         (a) Security Ownership of Certain Beneficial Owners                 3
         (b) Security Ownership of Management                                3
         (c) Changes in Control                                              3
         (d) Securities Authorized for Issuance Under Equity
             Compensation Plans                                              3

                           BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2007 10-K FILING

                                   PART III
                                  (Continued)
                                                                          Page
ITEM 13. Certain Relationships and Related Transactions,
         and Director Independence
         (a) Transactions with Related Persons                               4
         (b) Review, Approval and Ratification of Transactions with
             Related Persons                                                 4
         (c) Promoters and Certain Control Persons                           4
         (d) Directors Independence                                          4

ITEM 14. Principal Accountant Fees and Services                              4

                                   PART IV

ITEM 15. Exhibits and Financial Statement Schedules
         (a)1. Financial Statements                                        4-5
         (a)3. Exhibits                                                    4-5

Signatures                                                                 5-6

                                   PART I
ITEM 1.  BUSINESS

         (a)   General Development of Business
         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 19 bowling centers. The location in Falls Church, Virginia, was closed in February 2007, due to damage from an ice storm. Repairs are underway and the center is currently expected to reopen in the second quarter of fiscal 2008.

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

         (c)   Narrative Description of Business
         As of September 1, 2007 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 19 bowling centers contain a total of 756 lanes.
         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and meeting room facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center retails bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling.
         The bowling equipment essential for the Company's operation is readily available. The major source of its equipment is Brunswick Corporation.
         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the field. The principal method of competition is the quality of service furnished to the Company's customers.
Its primary competitors are two large bowling equipment manufacturers, Brunswick Corporation and AMF Bowling Worldwide, Inc.
         Compliance with federal, state and local environmental protection laws has not materially affected the Company.
         The number of persons employed by the Company and its subsidiaries is approximately 750.

         (d)   Financial Information about Geographic Areas

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

         We may not be able to reopen the Falls Church bowling center in the second quarter of fiscal 2008. Repairs are currently underway at our Falls Church bowling center. No assurance can be given that the center will be able to reopen as scheduled in the second quarter of fiscal 2008. The delayed opening of such center could adversely affect us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended July 1, 2007.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a) The information set forth in the section entitled "Market Information", "Holders", and "Cash Dividends" under "Selected Financial Data" on page 4 of the Company's July 1, 2007 Annual Report is incorporated by reference herein.
         (b) Not applicable
         (c) Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Financial Data" on page 4 of the Company's July 1, 2007 Annual Report is incorporated by reference herein. Such information should be read in conjunction with the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 2 of the Company's July 1, 2007 Annual Report is incorporated by reference herein.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $9,945,104 and $7,990,636 at July 1, 2007 and July 2, 2006, respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at July 1, 2007, a 10% decline in the average yield would not have a material impact on our interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, the Report of Independent Registered Public Accounting Firm and the Selected Quarterly Financial Data (unaudited), as contained on pages 4 through 13 of the Company's July 1, 2007 Annual Report, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of July 1, 2007. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter of the Company's fiscal year ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)1.  Financial Statements
                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Report of Independent Registered Public Accounting Firm

               Consolidated balance sheets - July 1, 2007 and July 2, 2006

               Consolidated statements of earnings and comprehensive earnings
               - years ended July 1, 2007, July 2, 2006, and July 3, 2005

               Consolidated statements of stockholders' equity - years ended July 1, 2007, July 2, 2006, and July 3, 2005

               Consolidated statements of cash flows - years ended July 1, 2007, July 2, 2006, and July 3, 2005

               Notes to the consolidated financial statements - years ended July 1, 2007, July 2, 2006, and July 3, 2005

         (a)2. Exhibits:
               3(i)a Articles of Incorporation of the Registrant and amendments through December 1988 thereto (Incorporated by reference from exhibit number 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989.)

               3(i)b Amendment to and restatement of Article FIFTH (b) III 2.2 of the Registrant's Articles of Incorporation (Incorporated by reference from the Registrant's Form 8-K filed December 9, 1994.)

               3(ii) By-laws of the Registrant (Incorporated by reference from exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989.)

               10(a) Extension of employment agreement with Leslie H. Goldberg (Incorporated by reference from the Registrant's Form 8-K filed June 20, 2007)

               10(b) Employment agreement, dated December 5, 2006, between Registrant and Irvin Clark. (Incorporated by reference from Registrant's Form 8-K filed December 7, 2006)

               10(c) Employment agreement, dated December 5, 2006, between Registrant and Cheryl A. Dragoo. (Incorporated by reference from Registrant's Form 8-K filed December 7, 2006)

               21 Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.

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

BOWL AMERICA INCORPORATED



Leslie H. Goldberg
President
Chief Executive and Operating Officer

Date:  September 27, 2007





Cheryl A. Dragoo
Chief Financial Officer,
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 27, 2007

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

Date:  September 27, 2007

Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 27, 2007                   Date:  September 27, 2007

Irvin Clark
Senior Vice President - General Manager
Director

Date:  September 27, 2007

Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 27, 2007                   Date:  September 27, 2007

Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 27, 2007                   Date:  September 27, 2007

                           BOWL AMERICA INCORPORATED
                              PRESIDENT'S LETTER

"cumulative dividends on that single $2.00 share will exceed $100.00"

September 20, 2007

Dear Fellow Owners:

    Bowl America Shirley, the first Bowl America bowling center, will celebrate its 50th anniversary January 22, 2008. It opened in 1958 as Shirley Tenpin Bowl, the first modern tenpin bowling center in the metropolitan Washington area. Before that, Virginia, Maryland and Washington, DC had been almost exclusively duckpins, which are bowled with a smaller ball and smaller pins.

    Bowling centers tended to be single proprietor operations, mostly because the biggest management function was soliciting and recruiting temporary workers on a daily basis to serve as pin boys. American Machine and Foundry developed an automatic pinsetter for tenpins, which was the national game. However, they had no market in the duckpin territory because their machine was not adaptable.

    Enter C. Edward Goldberg. My father had been the founding force of a duckpin center in Clarendon, Virginia in 1940. He became active in the local proprietors association, headed it, and later became Chairman of the duckpin department of the Bowling Proprietors Association of America, the national tenpin organization. He also became, for many matters, its Washington representative, driving to Capitol Hill and knocking on doors to present the industry's point of view to our Congressmen. In those days, the BPAA could not afford a "professional lobbyist". These activities brought him into contact with the management of AMF. A deal was struck to introduce tenpins and the new AMF machines to the Washington, DC area. AMF built Shirley Tenpin Bowl for the Clarendon investing group and leased it to us for two years with an option to purchase. Eventually that center formed the basis for a public stock offering. Three hundred thousand shares of the new Bowl America stock were sold to the public at $2.00 per share. In addition to the current fiscal year being a birthday for the bowling center, it will also mark the year in which the cumulative dividends on that single $2.00 share will exceed $100.00. Those original investors who were smart enough not to sell their original shares now have 11.3 shares of Bowl America stock.

    Bowl America was not the only company that capitalized on the arrival of the automatic pinsetters to create bowling chains. Many of them went public in the late 1950's and 1960's. We are, however, the only one of those companies surviving today. We went public in order to finance expansion. We were bowling people, not stock market people, and our objective was to create a secure profitable bowling company to generate income for our families' futures. We, therefore, valued survival of the company as our top priority. We proudly reported paying off each mortgage. We bought two of our most profitable leased centers so that in the event of a downturn we would never again face rental demands when money was short. We selected dividend payments as the most equitable way of treating each stockholder the same when it came to the rewards of the business.

    I am often reminded of a magazine piece I read in the early 1970's. The author talked about being the richest family in town but living like paupers. It seems an ancestor invested in the company that became IBM. On his death bed, he made the family swear to never sell the IBM stock. Its market price exploded but IBM had paid no dividends at that time. The value of the family asset increased, but the real standard of living of its members was unchanged. That wasn't for us.

    The nature of our product - entertainment - requires discipline to protect our dividend paying ability. Our customers pay for entertainment with what is left between what they earn (or expect to earn) and mandatory expenses such as food, taxes, housing, health care and transportation. This discretionary component is under pressure from both ends. We first noticed the impact on our traffic in June, and it continues into the new fiscal year.

    It's a nice time for our "old" company to have a nest egg.


                                        Regards,
                                        Leslie H. Goldberg, President

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities in fiscal 2007 was $6,101,000 which was sufficient to meet day-to-day cash needs. Short-term investments consisting mainly of U.S. Government securities, cash and cash equivalents totaled $11,492,000 at the end of fiscal 2007 compared to $9,046,000 at the end of fiscal 2006. The increase of approximately $2,446,000 resulted primarily from operations including our newest bowling center in Richmond, Virginia, that opened in January 2006. In the prior year the Company internally funded the building of the new location. In the third quarter of fiscal 2007, a location in Falls Church, Virginia, was temporarily closed due to roof damage caused by an ice storm. The building remains closed while repairs are being made. The Company carries business interruption insurance that is expected to provide recovery for at least $440,000 of lost revenues.

    During fiscal year 2006, the Company expended approximately $802,000 for the purchase of entertainment and restaurant equipment, primarily upgrading current facilities. In July 2007, the Company purchased and received bowling pins totaling approximately $242,000.

    The Company is actively seeking property for the development of new bowling centers. The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments. The table below summarizes these obligations as of July 1, 2007.


   CONTRACTUAL       Total       Less than      1-3       3-5      More than
   OBLIGATIONS                     1 year      years     years      5 years
   -------------------------------------------------------------------------
   Operating lease
    obligations     $  993,982   $  272,951   $376,364   $176,000   $168,667

   Purchase
    obligations           -            -          -         -           -
   -------------------------------------------------------------------------
   Total            $  993,982   $  272,951   $376,364   $176,000   $168,667
   =========================================================================

    The Company's holdings of marketable equity securities, primarily telecommunication stocks, are an additional source of expansion capital. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on July 1, 2007 was approximately $6.1 million compared to $4.5 million at July 2, 2006.


    Cash dividends of $.57 per share, totaling $2.9 million, were paid to shareholders during the 2007 fiscal year making this the thirty-fifth consecutive year of increased dividends per share. In June 2007, the Company declared a quarterly $.145 per share dividend to be paid in August 2007. While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

RESULTS OF OPERATIONS

    The Company opened a new bowling center in January 2006 and temporarily closed an existing bowling center in February 2007 when its roof was damaged by an ice storm. The center remains closed for repairs, currently in progress. However the date of reopening is uncertain. Management has not completed its analysis of expected insurance recovery, but the Company believes it will recover at least $440,000 of lost revenues for the period February 19, 2007 through July 1, 2007.

    Nineteen locations were in operation for the period February 2006 through February 19, 2007. Eighteen centers were in operation during the remainder of fiscal 2007, 2006 and all of fiscal 2005. Fiscal years 2007 and 2006 each consisted of 52 weeks. Fiscal year 2005 was a 53-week year. All comparisons in this discussion and throughout the report are affected by the change in the number of centers in operation in fiscal years 2007 and 2006 and the additional week of business in fiscal year 2005.

    Operating revenues increased $1,654,000 or about 5% in fiscal 2007 and $1,713,000 or about 6% in fiscal 2006. Bowling and other revenue increased $1,241,000 or 6% in fiscal 2007 and $1,207,000 or 6% in fiscal 2006. Food, beverage and merchandise sales rose $413,000 or 5% in the current fiscal year and $506,000 or 6% in fiscal 2006.

    Total operating expense increased $1,071,000 or 4% in fiscal 2007 and $1,975,000 or 8% in fiscal 2006. Costs for employee compensation and benefits were up 5% in the current fiscal year and up 6% in the prior year period. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

    Cost of bowling and other services increased 3% and 11% in the current and prior year periods, respectively. Maintenance expense increased 4% in fiscal 2007. In fiscal 2006 the increase was $234,000 or 35% due primarily to major plumbing repairs at several locations. Supplies expense was up 17% in fiscal 2007. Items relating to recently installed point-of-sale systems and entertainment supplies were responsible for the majority of the increase. The same category was up 8% in fiscal 2006.

    Advertising costs decreased $91,000 or 13% in fiscal 2007 compared to an increase of $60,000 or 9% in fiscal 2006 that included advertsing for the new center. Utility costs were up 4% in fiscal 2007 and 17% in fiscal 2006.

    Rent expense was up 7% fiscal year 2007 primarily as a result of increased percentage rent at a leased location, and was flat in fiscal year 2006. Insurance expense, excluding health and life, declined 6% in fiscal 2007 and 13% in fiscal 2006 as the market continued to soften.

    Depreciation expenses increased $253,000 or 15% in fiscal year 2007 and $202,000 or 14% in the prior fiscal year, primarily attributable to the new location and new point-of-sale systems.

    Operating income in fiscal 2007 increased approximately 12% to $5.5 million from $4.9 million in fiscal 2006. Fiscal 2006 operating income decreased 6% from fiscal year 2005 operating income of $5.2 million.

    Interest and dividend income increased 32%, in part from a one-time dividend on a telecom stock and also because investment balances were higher. The prior year increase of 7% was due to higher interest rates on investments. Investment balances in fiscal 2006 were lower as the new location was partially funded with these investments.

    Investment earnings of $152,000 on the mandatory exchange of AT&T Wireless stock for cash from Cingular Wireless were recorded in fiscal 2005.

    Effective income tax rates for the Company were 34.4% for fiscal 2007, 34.9% for fiscal 2006, and 35.8% for fiscal 2005, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments and the state tax exemption for interest on U.S. Government obligations.

    Net earnings in fiscal 2007 were $4.2 million or $.82 per share compared to $3.6 million or $.71 per share in fiscal 2006, and $3.8 million or $.75 per share in fiscal 2005.

The Company expects a decline in earnings for the fiscal 2008 first quarter as a result of a decrease in traffic during the summer months compared to the prior year first quarter.


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

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

                                      For the Years Ended
                        July 1,     July 2,    July 3,     June 27,    June 29,
                         2007        2006        2005        2004         2003
                     __________________________________________________________
Operating Revenues   $31,974,336 $30,320,251 $28,607,145 $28,433,689 $29,375,692
Operating Expenses    26,481,388  25,410,113  23,435,145  23,539,032  24,262,944
Interest and dividend
 Income                  863,983     655,818     609,963     413,738     475,598
Investment (Loss)
 Earnings                 (3,613)       -        151,817        -           -
Gain on Sale of Land,
 Buildings and
 Equipment                15,557      23,028      65,531   2,201,240        -
                      __________  __________  __________  __________  __________
Earnings before pro-
 vision for income
 taxes                 6,368,875   5,588,984   5,999,311   7,509,635   5,588,346
Provision for income
 taxes                 2,179,932   1,949,409   2,150,030   2,807,896   2,005,000
                      __________  __________  __________  __________  __________
Net Earnings         $ 4,188,943 $ 3,639,575 $ 3,849,281 $ 4,701,739 $ 3,583,346

Weighted Average
 Shares Outstanding
 Basic & Diluted       5,136,499   5,136,968   5,137,773   5,138,559   5,145,934

Earnings Per Share
 Basic & Diluted          $.82        $.71        $.75        $.91        $.70

Net Cash Provided by
 Operating Activities $6,101,075  $4,292,512  $5,503,187  $5,501,857  $5,450,867
Cash Dividends Paid   $2,927,853  $2,876,696  $2,774,419  $2,672,062  $2,470,081
Cash Dividends Paid
 Per Share-Class A        $.57        $.56        $.54        $.52        $.48
          -Class B        $.57        $.56        $.54        $.52        $.48
Total Assets         $45,834,730 $43,130,385 $42,548,998 $40,579,581 $37,536,507
Stockholders' Equity $39,337,237 $37,088,954 $36,191,662 $34,896,581 $32,953,150
Net Book Value Per
 Share                   $7.66       $7.22       $7.04       $6.79       $6.41
Net Earnings as a %
 of Beginning Stock-
 holders' Equity         11.3%       10.1%       11.0%       14.3%       11.0%
Lanes in Operation         756         756         716         716         716
Centers in Operation        19          19          18          18          18


Market Information
The principal market on which the Company's Class A Common Stock is traded is the American Stock Exchange. The Company's Class B Common Stock is not listed on any exchange and is not traded. This stock can be converted to Class A Common Stock at any time. The table below presents the price range of the Company's Class A stock in each quarter of fiscal 2007 and 2006.

       2007        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _________________________________________________________
       High         14.68      15.85        16.80       17.05
       Low          14.35      14.31        15.75       16.52

       2006        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _______________________________________________________
       High         14.36       13.73       14.60       14.79
       Low          13.37       13.03       13.50       14.40

Holders
The approximate number of holders of record of the Company's Class A Common Stock as of July 1, 2007 is 392 and of the Company's Class B Common Stock is 26.

Cash Dividends
The table below presents the cash dividends per share of Class A and Class B stock paid, and the quarter in which the payment was made during fiscal 2007 and 2006.

                        Class A Common Stock
              Quarter            2007              2006
              ____________________________________________
              First             14 cents          14 cents
              Second            14 cents          14 cents
              Third             14.5 cents        14 cents
              Fourth            14.5 cents        14 cents

                        Class B Common Stock
              Quarter            2007              2006
              _____________________________________________
              First             14 cents          14 cents
              Second            14 cents          14 cents
              Third             14.5 cents        14 cents
              Fourth            14.5 cents        14 cents

                                     -4-


                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                             July 1, 2007         July 2, 2006
ASSETS
Current Assets
  Cash and cash equivalents (Note 2)          $ 1,547,345          $ 1,055,687
  Short-term investments (Note 3)               9,945,104            7,990,636
  Inventories                                     581,705              625,467
  Prepaid expenses and other                    1,067,523            1,046,203
  Income taxes refundable                          36,555              172,873
  Current deferred income taxes (Note 7)           29,154               46,910
                                               __________           __________
  Total Current Assets                         13,207,386           10,937,776
Land, Buildings and Equipment, Net (Note 4)    25,887,241           27,053,704

Other Assets
  Marketable equity securities (Note 3)         6,141,324            4,540,061
  Cash surrender value-officers'life insurance    502,099              505,664
  Other                                            96,680               93,180
                                               __________           __________
  Total Other Assets                            6,740,103            5,138,905
                                               ----------           ----------

TOTAL ASSETS                                  $45,834,730          $43,130,385
                                               ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                            $   919,297          $   910,550
  Accrued expenses                              1,067,203            1,214,780
  Dividends payable                               744,679              719,165
  Other current liabilities                       330,372              395,919
                                               __________           __________
Total Current Liabilities                       3,061,551            3,240,414
Long-Term Deferred Compensation                    59,224               66,221
Non-current Deferred Income Taxes (Note 7)      3,376,718            2,734,796
                                               __________           __________
TOTAL LIABILITIES                               6,497,493            6,041,431
                                               __________           __________
Commitments and Contingencies (Note 5)
Stockholders' Equity (Note 8)
  Preferred stock, par value $10 a share
   Authorized and unissued 2,000,000 shares
  Common stock, par value $.10 per share
   Authorized 10,000,000 shares
    Class A outstanding
     3,667,254 and 3,668,430                      366,725              366,843
    Class B outstanding 1,468,462 shares          146,846              146,846
  Additional paid-in capital                    7,478,876            7,480,615
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
     securities, net of tax                     3,368,192            2,338,565
  Retained earnings                            27,976,598           26,756,085
                                               __________           __________
TOTAL STOCKHOLDERS' EQUITY                    $39,337,237          $37,088,954

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $45,834,730          $43,130,385
                                              ===========           ==========
The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                     -5-

                    BOWL AMERICA INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS & COMPREHENSIVE EARNINGS

                                                   For the Years Ended
                                 July 1, 2007     July 2, 2006     July 3, 2005
                                 ______________________________________________
Operating Revenues
 Bowling and other                $22,876,620      $21,635,492      $20,428,291
 Food, beverage and
   merchandise sales                9,097,716        8,684,759        8,178,854
                                   __________       __________       __________
                                   31,974,336       30,320,251       28,607,145

Operating Expenses
 Compensation and benefits         14,016,650       13,355,702       12,617,207
 Cost of bowling and other          6,956,702        6,743,507        6,058,703
 Cost of food, beverage and
   merchandise sales                2,673,667        2,707,000        2,492,677
 Depreciation and amortization      1,918,595        1,665,637        1,463,188
 General and administrative           915,774          938,267          803,370
                                   __________       __________       __________
                                   26,481,388       25,410,113       23,435,145

Operating Income                    5,492,948        4,910,138        5,172,000

 Interest and dividend income         863,983          655,818          609,963
 Investment (loss) earnings            (3,613)            -             151,817
 Gain on sale of land, buildings
   and equipment                       15,557           23,028           65,531
                                   __________       __________       __________
Earnings before provision
 for income taxes                   6,368,875        5,588,984        5,999,311
Provision for income taxes(Note 7)
 Current                            2,118,337        2,281,996        2,060,514
 Deferred                              61,595         (332,587)          89,516
                                    _________       __________       __________
                                    2,179,932        1,949,409        2,150,030

Net Earnings                      $ 4,188,943      $ 3,639,575      $ 3,849,281

Other Comprehensive Gain (Loss)
 Net of Tax
 Unrealized gain
 on available-for-sale securities   1,027,254          143,851          334,483
 Reclassification adjustment
  for loss (gain) included in net
  income                                2,373             -             (88,687)
                                    _________        _________        _________

Comprehensive Earnings              5,218,570        3,783,426        4,095,077

Earnings Per Share-Basic &
 Diluted                               $.82             $.71             $.75


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

                                     BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  COMMON STOCK                             Accumulated
                                      _______________________________________   Additional      Other
                                      Class A    Class A   Class B    Class B    Paid-In     Comprehensive   Retained
                                      Shares     Amount    Shares     Amount     Capital      Earnings(1)    Earnings

_________________________________________________________________________________________________________________________
Balance June 27, 2004                3,669,311  $366,932  1,468,462  $146,846   $7,479,072    $1,948,918    $24,954,813
 Cash dividends paid                      -         -          -         -            -             -        (2,080,819)
 Accrued dividends declared
  June 21, 2005, payable
  August 17, 2005                         -         -          -         -            -             -          (719,177)
 Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)                      -         -          -         -            -          334,483           -
 Less: Reclassification adjustment
  for gain included in net income,
  net of tax                              -         -          -         -            -          (88,687)          -

 Net earnings for the year                -         -          -         -            -             -         3,849,281
________________________________________________________________________________________________________________________
Balance, July 3, 2005                3,669,311  $366,932  1,468,462  $146,846   $7,479,072     $2,194,714    $26,004,098
 Purchase of stock                        (881)      (89)      -         -          (1,302)          -           (10,904)
 Cash dividends paid                      -         -          -         -            -              -        (2,157,519)
 Accrued dividends declared
  June 20, 2006, payable
  August 9, 2006                          -         -          -         -            -              -          (719,165)
 Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)                      -         -          -         -            -           143,851           -
 Repayment of employee loan               -         -          -         -           2,845           -              -
 Net earnings for the year                -         -          -         -            -              -         3,639,575
_______________________________________________________________________________________________________________________
Balance, July 2, 2006                3,668,430  $366,843  1,468,462  $146,846   $7,480,615     $2,338,565    $26,756,085
 Purchase of stock                      (1,176)     (118)      -         -          (1,739)          -           (15,063)
 Cash dividends paid                      -         -          -         -            -              -        (2,208,688)
 Accrued dividends declared
  June 19, 2007, payable
  August 10, 2007                          -         -          -         -            -             -          (744,679)
 Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)                      -         -          -         -            -         1,027,254           -
 Reclassification adjustment
  for loss included in net income,
  net of tax                              -         -          -         -            -             2,373           -

 Net earnings for the year                -         -          -         -            -              -         4,188,943
_______________________________________________________________________________________________________________________
Balance, July 1, 2007               3,667,254   $366,725  1,468,462  $146,846   $7,478,876     $3,368,192    $27,976,598

     (1)Unrealized gains and losses are shown net of tax
     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               July 1,     July 2,     July 3,
                                                2007        2006        2005
Cash Flows From Operating Activities
 Net earnings                                $4,188,943  $3,639,575  $3,849,281
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization              1,918,595   1,665,637   1,463,188
   Increase (decrease) in deferred income tax    61,595    (332,587)     89,516
   Gain on disposition of assets-net            (15,557)    (23,028)    (65,531)
   Loss (gain) on sale of available-for-sale
    securities                                    3,613        -       (151,817)
 Changes in assets and liabilities:
   Decrease (increase) in inventories            43,762         985     (42,986)
   (Increase) decrease in prepaid expenses
    and other                                   (20,615)   (476,642)    103,813
   Decrease (increase) in income taxes
    refundable                                  136,318     (40,406)   (132,467)
   Increase in other long-term assets            (4,205)    (26,429)    (26,322)
   Increase (decrease) in accounts payable        8,747    (219,467)    324,205
   (Decrease) increase in accrued expenses     (147,577)     87,141     236,350
   Decrease in income taxes payable                -           -       (179,855)
   (Decrease) increase in other current
    liabilities                                 (65,547)     22,987      38,615
   Decrease in long-term deferred
    compensation                                 (6,997)     (5,254)     (2,803)
                                              _________   _________   _________
Net cash provided by operating activities    $6,101,075  $4,292,512  $5,503,187
                                              _________   _________   _________
Cash Flows from Investing Activities
  Expenditures for land,buildings,equipment    (802,065) (5,319,123) (3,184,491)
  Sale of assets                                 59,650      63,075     109,488
  (Purchases) sales and maturities  of
   short-term investments                    (1,944,740)  3,179,143     529,097
  Decrease (increase) in cash surrender value     3,565      10,584     (48,645)
  Proceeds from sale of marketable securities    18,946        -        252,525
                                              _________   _________   _________
Net cash used in investing activities        (2,664,644) (2,066,321) (2,342,026)
                                              _________   _________   _________
Cash Flows from Financing Activities
  Payment of cash dividends                  (2,927,853) (2,876,696) (2,774,419)
  Purchase of Class A Common Stock              (16,920)     (1,193)       -
                                              _________   _________   _________
Net cash used in financing activities        (2,944,773) (2,877,889) (2,774,419)
                                              _________   _________   _________
Net Increase (Decrease) in Cash and
  Cash Equivalents                              491,658    (651,698)    386,742
Cash and Cash Equivalents, Beginning of Year  1,055,687   1,707,385   1,320,643
                                              _________   _________   _________
Cash and Cash Equivalents, End of Year       $1,547,345  $1,055,687  $1,707,385



Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
   Income taxes                              $1,993,078  $2,322,802  $2,284,987
  Non-cash Investing and Financing Activities
   Settlement of employee stock loan by
    acquisition of employee-owned stock            -         $2,845        -
   Repayment of employee stock loans by
    acquisition of employee-owned stock            -         $8,257        -

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                     -8-

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

Fiscal Year
    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2007 ended July 1, 2007, fiscal year 2006 ended July 2, 2006, and fiscal year 2005 ended July 3, 2005. Fiscal years 2007 and 2006 each consisted of 52 weeks and fiscal year 2005 consisted of 53 weeks.

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

              Bowling lanes and equipment             3-10 years
              Building and building improvements     10-39 years
              Leasehold improvements                  5-10 years
              Amusement games                          3-5 years

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

Advertising Expense
    It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending July 1, 2007, July 2, 2006 and July 3, 2005 were $590,767, $681,994 and $623,322, respectively.

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

Earnings Per Share
    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,136,499, 5,136,968 and 5,137,773, for fiscal years 2007,
2006 and 2005, respectively.

Comprehensive Earnings
    In accordance with SFAS No. 130 "Reporting Comprehensive Income", a consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the three years in the period ended July 1, 2007.

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

Other Current Liabilities
    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At July 1, 2007, and July 2, 2006 other current liabilities included $317,973, and $375,332, respectively, in prize fund monies.

Reclassifications
     Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards
    Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in July 2006 and interprets FASB Statement of Financial Accouting Standards (SFAS) No. 109, Accounting for
Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevent jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. The new interpretation becomes effective for the Company July 2, 2007 and, consequently, does not affect the Company's July 1, 2007 financial statements. However, the cumulative effect of applying the new requirements must be reflected as adjustments to the Company's retained earnings as shown on the opening balance sheet for the fiscal year 2008. The Company is analyzing its material tax positions and assessing the impact that the implementation of FIN 48 will have on its future financial statements. As of July 1, 2007, the Company is not aware of any material tax positions whose recognition would be different upon implementation of this new standard.

2.  CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consisted of the following:

                                               July 1,         July 2,
                                                2007            2006
     Demand deposits and cash on hand       $  482,667      $  205,361
     Money market funds                        175,645         175,645
     Repurchase agreements                     889,033         674,681
                                             _________       _________
                                            $1,547,345      $1,055,687


3.  INVESTMENTS
    Short-term investments consist of certificates of deposits, U.S. Treasury securities and a mutual fund which invests in mortgage backed securities
(maturities of generally three months to one year).   At July 1, 2007, the
fair value of short-term investments was $9,945,104 with an unrealized loss of $81,216. At July 2, 2006, the fair value of short-term investments was $7,990,636 with an unrealized loss of $89,496. Non-current investments are marketable equity securities which consist primarily of telecommunications stocks. The Company has classified all readily marketable debt and equity securities as available-for-sale. These available-for-sale securities are carried at fair value in accordance with the provisions of SFAS No. 115.

     The following table summarizes the cost and approximate fair values of equity securities available-for-sale as of July 1, 2007, and July 2, 2006 as follows:

                                   Original      Unrealized        Fair
                                     Cost           Gain          Value
July 1, 2007
Securities available-for-sale      $734,496      $5,406,828      $6,141,324

July 2, 2006
Securities available-for-sale      $757,054      $3,783,007      $4,540,061


     This portfolio includes the following telecommunications stocks:

      3,946 shares of Alltel
     82,112 shares of AT&T
        669 shares of Avaya
      2,000 shares of Embarq
        939 shares of Idearc
        475 shares of LSI
      9,969 shares of Qwest
     40,000 shares of Sprint Nextel
     18,784 shares of Verizon
     11,865 shares of Vodafone
      4,079 shares of Windstream

    In the year ended July 1, 2007, the Company sold its holdings in Lucent Technologies for a pre-tax loss of $3,613. There were no sales of available-for-sale securities in the year ended July 2, 2006. In the year ended July 3, 2005, the Company received $252,525 as merger compensation from Cingular Wireless for the mandatory exchange of 16,835 shares of AT&T Wireless stock held by the Company.

    As of July 1, 2007, the Company had $81,216 of gross unrealized losses from its investments in federal agency mortgage backed securities which had a fair value of $2,483,060. As of July 2, 2006, $89,496 gross unrealized losses were from its investments in federal agency mortgage backed securities which had a fair value of $2,340,220. The unrealized losses on the Company's investment in the federal agency mortgage backed securities were caused by interest rate increases. Because the fluctuation in market value is attributable to changes in interest rates and not credit quality and this decrease has been eliminated, since July 1, 2007, the Company does not consider these investments to be other-than-temporarily impaired.

4.  LAND, BUILDINGS, AND EQUIPMENT
    Land, buildings, and equipment, as cost, consist of the following:

                                                July 1,         July 2,
                                                 2007            2006
Buildings                                   $17,541,393     $17,503,396
Leasehold and building improvements           6,787,535       6,650,271
Bowling lanes and equipment                  21,884,653      21,604,873
Land                                         10,590,450      10,590,450
Amusement games                                 814,345         814,073
Bowling lanes and equipment not yet in use      150,107         266,812
                                             __________      __________
                                             57,768,483      57,429,875
Less accumulated depreciation and
  amortization                               31,881,242      30,376,171
                                             __________      __________
                                            $25,887,241     $27,053,704

    Depreciation and amortization expense for buildings and equipment for fiscal years 2007, 2006, and 2005 was $1,918,595, $1,665,637, and $1,463,188,
respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.


5.  COMMITMENTS AND CONTINGENCIES
    In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm. The center remains closed for repairs which are currently in progress. The date of reopening remains uncertain. The Company has business interruption insurance that management believes will cover the lost income of the center while repairs are being made. At July 1, 2007, no final settlement of the loss has taken place. The Company believes that a reasonable estimate for the amount to be recovered is at least $440,000 from the date of the roof damage through July 1, 2007. This amount has been recognized as revenue evenly over the time period and a receivable for that amount is included in Prepaid expenses and other on the Consolidated Balance Sheets at July 1, 2007. The estimate was based on the average yearly percentage change in revenues between 2007 fiscal year and 2006 fiscal year multiplied by the prior year earnings of that center and subtracting the year to date earnings up until the roof collapse.

Lease Commitments
    The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

     At July 1, 2007, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

           Year Ending
           2008                                       $272,951
           2009                                        272,951
           2010                                        103,413
           2011                                         88,000
           2012                                         88,000
           Thereafter                                  168,667
                                                     _________
           Total minimum lease payments             $  993,982


    Net rent expense was as follows:
                                            For the Years Ended
                                        July 1,  July 2,   July 3,
                                         2007      2006      2005

Minimum rent under operating leases    $272,704  $270,296  $277,394
Excess percentage rents                  46,562    28,840    23,098
                                        _______   _______   _______
                                       $319,266  $299,136  $300,492

Purchase Commitments
    The Company's purchase committments at July 1, 2007 are for materials, supplies, services and equipment as part of the normal course of business.

6.  PROFIT-SHARING AND ESOP PLAN
    The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended July 1, 2007, July 2, 2006, and July 3, 2005, contributions in the amount of $140,000, $140,000, and $150,000, respectively, were charged to operating expense.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. The value of the Company's contributions to the Plan for fiscal years 2007, 2006, and 2005 was $140,000, $140,000, and
$150,000, respectively.

    The Company has no defined benefit plan or other post retirement plan.

7.  INCOME TAXES
    The significant components of the Company's deferred tax assets and liabilities were as follows:
                                                July 1,         July 2,
                                                  2007           2006
         Deferred tax:
            Land, buildings, and equipment   $1,412,809       $1,357,001
            Unrealized gain on available-
              for-sale securities             1,969,749        1,371,666
            Prepaid expenses and other          (34,994)         (40,781)
                                              _________        _________
         Deferred tax liabilities            $3,347,564       $2,687,886

    Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

                          For the Years Ended
                          2007    2006    2005
Taxes computed at
 statutory rate           34.0%   34.0%   34.0%
State income taxes, net
 of Federal income tax
 benefit                   2.0     2.3     2.8
Dividends received
 exclusion                 (.9)    (.7)    (.6)
All other-net              (.7)    (.7)    (.4)
                          ____    ____    _____
                          34.4%   34.9%    35.8%


8.  STOCKHOLDERS' EQUITY
    The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

    At July 1, 2007, and July 2, 2006, the Company had $39,093 in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3 1/2% to 5% and are payable over a term of three years from the date of the agreements which range from 2005 to 2007. These employee loans have been recorded as a reduction of additional paid-in capital.

9. RELATED PARTIES AND DEFERRED COMPENSATION
   Deferred compensation payable to non-related parties was a total of $59,224 at July 1, 2007 and $57,766 at July 2, 2006. The current portion of these amounts is $7,272 at July 1, 2007 and $11,564 at July 2, 2006, and is included in accrued expenses.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following summary represents the results of operations for each of the quarters in fiscal years 2007 and 2006 (dollars in thousands, except for earnings per share):


                                              Earnings
                         Operating Operating   Before             Earnings
                         Revenues   Income     Income      Net        Per
                                               Taxes    Earnings    Share

2007
July 1, 2007              $6,940     $  771    $1,008    $  718      $.14
April 1, 2007              9,615      2,545     2,762     1,778       .35
December 31, 2006          8,277      1,548     1,813     1,179       .23
October 1, 2006            7,142        629       786       514       .10

2006
July 2, 2006              $7,036     $  687    $  884    $  623      $.12
April 2, 2006              9,351      2,517     2,697     1,699       .33
January 1, 2006            7,556      1,412     1,558     1,020       .20
October 2, 2005            6,377        294       450       298       .06


Aronson & Company                                 700 King Farm Boulevard
                                                  Rockville, Maryland 20850
                                                  Phone 301.231.6200
                                                  Fax 301.231.7630

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

We have audited the accompanying consolidated Balance Sheets of Bowl
America Incorporated and Subsidiaries as of July 1, 2007 and July 2, 2006, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for each of the three years in the period ended July 1, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of July 1, 2007 and July 2, 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2007 in conformity with accounting principles generally accepted in the United States of America.

Aronson & Company
Rockville, Maryland
September 14, 2007




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

 Date:  September 27, 2007

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

 Date:  September 27, 2007

 Cheryl A. Dragoo
 Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10K

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Annual Report on Form 10-K of the Company for the year ended July 1, 2007, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  September 27, 2007