Form 10-Q
period 2007-09-30
BOWL AMERICA INC
filed 2007-11-14
CIK 13573

FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

QUARTER ENDED: SEPTEMBER 30, 2007               COMMISSION FILE NUMBER: 0-1830

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


                                          Shares Outstanding at
                                              October 28, 2007

       Class A Common Stock,
          $.10 par value                          3,667,228

       Class B Common Stock,
          $.10 par value                          1,468,462

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                                                   Thirteen Weeks Ended
                                               September 30,       October 1,
                                                   2007                2006
Operating Revenues:
  Bowling and other                              $4,737,705       $5,131,645
  Food, beverage and merchandise sales            1,834,747        2,010,317
                                                  _________        _________
                                                  6,572,452        7,141,962
Operating Expenses:
  Employee compensation and benefits              3,429,689        3,437,867
  Cost of bowling and other services              1,703,517        1,783,658
  Cost of food, beverage and merchandise sales      561,761          595,009
  Depreciation and amortization                     458,235          480,466
  General and administrative                        260,626          216,548
                                                  _________        _________
                                                  6,413,828        6,513,548

Operating Income                                    158,624          628,414

Interest and dividend income                        208,564          157,729
                                                  _________        _________
Earnings before provision for income taxes          367,188          786,143

Provision for Income Taxes                          128,300          272,000
                                                  _________        _________
Net Earnings                                     $  238,888       $  514,143
                                                  =========        =========
Earnings per share-basic and diluted                  $ .05             $.10

Weighted average shares outstanding               5,135,704        5,136,892

Dividends paid                                    $ 744,679        $ 719,165

Per share, dividends paid, Class A                    $.145             $.14
Per share, dividends paid, Class B                    $.145             $.14

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (Unaudited)
Net Earnings                                     $  238,888       $  514,143
Other comprehensive earnings, net of tax
 Unrealized gain on available-for
 -sale securities                                    73,833          295,248
                                                   _________         ________
Comprehensive earnings                           $  312,721       $  809,391
                                                  =========         ========
The operating results for the thirteen (13) week period ending September 30, 2007 are not necessarily indicative of results to be expected for the year.
           See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                        As of
                                           September 30,         July 1,
                                                2007              2007
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 2,330,704      $ 1,547,345
  Short-term investments                      8,756,530        9,945,104
  Inventories                                   720,762          581,705
  Prepaid expenses and other                  1,261,955        1,067,523
  Income taxes refundable                          -              36,555
  Current deferred income taxes                  29,154           29,154
                                             __________       __________
      TOTAL CURRENT ASSETS                   13,099,105       13,207,386
LAND, BUILDINGS & EQUIPMENT
  Net of accumulated depreciation of
    $32,339,477 and $31,881,242              25,642,654       25,887,241
OTHER ASSETS:
  Marketable equity securities                6,218,625        6,141,324
  Cash surrender value-life insurance           504,313          502,099
  Other                                          96,380           96,680
                                             __________       __________
      TOTAL OTHER ASSETS                      6,819,318        6,740,103

TOTAL ASSETS                                $45,561,077      $45,834,730
                                             ==========       ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   663,745      $   919,297
  Accrued expenses                              871,064        1,067,203
  Dividends payable                             744,679          744,679
  Income taxes payable                           20,146             -
  Other current liabilities                     877,382          330,372
                                             __________       __________
     TOTAL CURRENT LIABILITIES                3,177,016        3,061,551
LONG-TERM DEFERRED COMPENSATION                  59,224           59,224
NONCURRENT DEFERRED INCOME TAXES              3,419,996        3,376,718
                                             __________       __________
TOTAL LIABILITIES                             6,656,236        6,497,493
                                             __________       __________
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $10 a share:
    Authorized and unissued, 2,000,000 shares      -                -
  Common stock, par value $.10 a share:
    Authorized, 10,000,000 shares
      Class A issued and outstanding
       3,667,228 and 3,667,254 shares           366,722          366,725
      Class B issued and outstanding
       1,468,462 shares                         146,846          146,846
  Additional paid-in capital                  7,478,838        7,478,876
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
    securities, net of tax                    3,442,025        3,368,192
  Retained earnings                          27,470,410       27,976,598
                                             __________       __________
TOTAL STOCKHOLDERS'EQUITY                    38,904,841       39,337,237
                                             __________       __________
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $45,561,077      $45,834,730
                                             ==========       ==========
        See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Thirteen Weeks Ended
                                             September 30,    October 1,
                                                  2007          2006
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                $  238,888     $  514,143
Adjustments to reconcile net earnings
   to net cash provided by
    operating activities:
    Depreciation and amortization                458,235        480,466
 Changes in assets and liabilities
    Increase in inventories                     (139,057)      (177,918)
    (Increase) decrease in prepaid & other      (194,432)       199,014
    Decrease in income taxes refundable           36,555        172,873
    Increase in income taxes payable              20,146         31,127
    Decrease (increase) in other
      long-term assets                               300         (2,919)
    Decrease in accounts payable                (255,552)       (96,505)
    Decrease increase in accrued expenses       (196,139)      (414,932)
    Increase in other current liabilities        547,010        539,347
                                               _________      _________
  Net cash provided by
      operating activities                       515,954      1,244,696
                                               _________      _________
  Cash flows from investing activities
    Expenditures for land, buildings and equip  (213,648)      (181,418)
    Net sales and maturities of short-term
      investments                              1,228,384        347,015
    Increase in cash surrender value              (2,214)          -
                                               _________      _________
  Net cash provided by investing activities    1,012,522        165,597
                                               _________      _________
  Cash flows from financing activities
    Payment of cash dividends                   (744,679)      (719,165)
    Purchase of Class A Common Stock                (438)          -
                                               _________      _________
 Net cash used in financing activities          (745,117)      (719,165)
                                               _________      _________
Net Increase in Cash and Equivalents             783,359        691,128
                                               _________      _________
Cash and Equivalents, Beginning of quarter     1,547,345      1,055,687
                                               _________      _________
Cash and Equivalents, End of quarter          $2,330,704     $1,746,815
                                               =========      =========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Quarter for
    Income taxes                                $ 71,300       $ 68,000

       See notes to condensed consolidated financial information.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the Thirteen Weeks Ended
                              September 30, 2007
                                  (Unaudited)

1.  Basis for Presentation
    The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of July 1, 2007 has been derived from the Company's July 1, 2007 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended July 1, 2007.

2.  Marketable Equity Securities
    Marketable equity securities, available for sale, are carried at fair value in accordance with the provisions of SFAS No. 115. At September 30, 2007, the fair value of these securities was $6,218,625, with an original cost of $734,495, resulting in an unrealized gain of $5,484,129.
    The telecommunications stocks included in the portfolio as of September 30, 2007 were:
          3,946 shares of Alltel                   45,580 shares of AT&T
            669 shares of Avaya                     2,000 shares of Embarq
            939 shares of Idearc                      475 Shares of LSI
          9,969 shares of Qwest Communications     40,000 shares of Sprint
         18,784 shares of Verizon                  11,865 shares of Vodafone
          4,079 shares of Windstream

3.  Commitments and Contingencies
    In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm. The center remains closed for repairs that are currently in progress. The date of reopening remains uncertain. The Company has business interruption insurance that management believes will cover the lost income of the center while repairs are being made. At September 30, 2007, no final settlement of the loss has taken place. The Company believes that the reasonable estimate for the amount to be recovered is at least $640,000 from the date of the roof damage through September 30, 2007. Of this amount, $440,000 was recognized as revenue in the prior fiscal year. The remaining $200,000 has been recognized as revenue in the quarter ended September 30, 2007 and a receivable for that amount has been included in the category Prepaid expenses and other on the Consolidated Balance Sheets at September 30, 2007. The estimate was based on the average yearly percentage change in revenues between 2008 and 2007 comparable fiscal quarters multiplied by the prior year earnings of that center.

4.  Employee benefit plans
    The Company has two defined contribution plans with Company contributions determined by the Board of Directors. The Company has no defined benefit plan or other postretirement plan.

5.  Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in
Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures. The Company adopted the provisions of FIN 48 on July 2, 2007. There was no impact upon adoption.

   In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. The Company will adopt SFAS 157 in July 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.
   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. The Company will be permitted to adopt SFAS 159 in July 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

6.  Reclassifications
    Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $11,087,000 at the end of the first quarter of fiscal 2008 or $405,000 lower than at the beginning of the quarter. The decrease in funds primarily reflects the seasonal nature of the business where typically the summer quarter is the slowest.

In the three-month period ended September 30, 2007, the Company expended approximately $214,000 for purchase of bowling and restaurant equipment. The Company is actively seeking property for additional locations. The Company has made no application for third party funding as cash and cash flow are sufficient to finance all currently contemplated purchases and to meet
short-term commitments.   The table below summarizes these obligations as of
September 30, 2007.


------------------------------------------------------------------------------
Contractual         Total        Less Than      1-3         3-5      More Than
 obligations                      1 Year       Years       Years      5 Years
______________________________________________________________________________

Operating lease
 obligations      $  740,383    $  241,716    $176,000    $176,000    $146,667

Purchase
 obligations            -
______________________________________________________________________________
Total             $  740,383    $  241,716    $176,000    $176,000    $146,667
==============================================================================

The Company's holdings of marketable equity securities, primarily telecommunications stocks, are a further source of expansion capital. These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended September 30, 2007, the market value increased by $77,000 to approximately $6,219,000. During the second quarter of fiscal 2008, the Company sold its position in Alltel Corporation for an amount approximating Alltel's announced November 2007 merger price, resulting in a pre-tax gain of approximately $257,000.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

On September 27, 2007, the Board of Directors declared a cash dividend of $.145 per share on its Class A and Class B stock to holders of record on October 24, 2007, payable November 14, 2007.



RESULTS OF OPERATIONS

The Company opened its new Short Pump location in January 2006 and temporarily closed an existing center in February 2007 when its roof was damaged by an ice storm. Repairs are currently in progress, however the date of reopening remains uncertain. Eighteen centers were in operation in the current year quarter and nineteen centers were in operation in the prior year first quarter. All comparisons in this report are affected by the change in the number of locations in operation in the periods. In addition, management believes that summer-like weather throughout the quarter depressed traffic as consumers took advantage of outdoor recreation options. Management also believes that the uncertain economy and rising fuel prices may have caused and may continue to cause people to limit their recreation spending.

Management has not yet completed its analysis of expected insurance recovery in connection with the temporarily closed Falls Church location, but the Company believes it will recover at least $200,000 of lost revenues for the period July 2, 2007 through September 30, 2007.

Net earnings were $238,888 in the quarter ended September 30, 2007 and $514,143 in the quarter ended October 1, 2006, or $.05 and $.10 per share for the first quarters of fiscal 2008 and 2007, respectively. The operating results for the periods included in this report are not necessarily indicative of results to be expected for the year.

Operating revenues decreased 8% or $570,000 in the fiscal year 2008 first quarter versus an increase of 12% or $765,000 in the prior year comparable three-month period. Bowling and other revenue decreased 8% or $394,000 in the current year first quarter versus an increase of 12% or $570,000 in the prior year first quarter.

Food, beverage and merchandise sales were down 9% or $176,000 in the current three-month period and up 11% or $195,000 in the comparable prior year period. Cost of sales decreased in response to the lower sales.

Operating expenses were down 2% or $100,000 in the current three-month period and up 7% or $431,000 in the comparable period last year. Employee compensation and benefits were flat in the current year first quarter and up 8% in the prior year first quarter.

Cost of bowling and other services decreased 4% or $80,000 in the first quarter of fiscal 2008 versus a 4% increase or $60,000 in the quarter ended October 1, 2006. Advertising and promotion expense increased 5% in the quarter ended September 30, 2007, and decreased 32% or $63,000 in the prior year comparable quarter. Maintenance and repair expense decreased 9% or $20,000 in the current year quarter and 12% or $29,000 in the prior year quarter.

Supplies and services expenses increased 3% for the current year three-month period and 18% in last year's three-month period. Utility costs were down 1% and up 15% in the current year and prior year quarters, respectively.

Rent expense increased 11% in the current year quarter, primarily an increase in percentage rent, and decreased 3% in the prior year comparable period. Insurance expense excluding health insurance decreased 10% in the current year quarter versus a 5% decrease last year's comparable quarter.

Depreciation and amortization expense decreased 5% in the current year quarter and increased 28% in the prior year period due mainly to the additional assets at Short Pump.

Interest and dividend income was up 32% in the current year period due to higher investment balances and increased dividends on some telecommunication stocks.
In the prior year period interest and dividend income was flat.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our short-term investments and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. The fair value of marketable debt securities held was $8,756,000 and $7,698,000 at September 30, 2007 and October 1, 2006 respectively. The fair value of certain fixed rate debt securities will change depending on movements in interest rates. Declines in interest rates will affect our interest income. Based on our portfolio of debt securities at September 30, 2007, a 10% decline in the average yield would have no material impact on annual interest income.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 30, 2007. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                              S.E.C. FORM 10-Q

                              September 30, 2007

                         PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Item 1A ("Risk Factors") of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2007, sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company's business, financial condition and operating results. There are no material changes in such risk factors to report.

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

     10 (a)  Extension of employment agreement with Leslie H. Goldberg
              (Incorporated by reference from the Registrant's Form 8-K filed June 22, 2006)

     10 (b) Employment agreement, dated December 5, 2006, between Registrant and Irvin Clark (Incorporated by reference from Registrant's Form 8-K filed December 7, 2006)

     10 (c) Employment agreement, dated December 5, 2006, between Registrant and Cheryl A. Dragoo (Incorporated by reference from Registrant's Form 8-K filed December 7, 2006)

     20      Press release issued November 13, 2007 (furnished herewith)

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

                                               Bowl America Incorporated
                                                      (Registrant)

Date: November 13, 2007                        By: Leslie H. Goldberg
                                               Leslie H. Goldberg, President



Date: November 13, 2007                        By:  Cheryl A. Dragoo
                                               Cheryl A. Dragoo, Controller

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

Date:  November 13, 2007                   Leslie H Goldberg
                                           Chief Executive Officer

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

Date:  November 13, 2007                   Cheryl A. Dragoo
                                           Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial
Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2007, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  November 13, 2007

Exhibit 20
Exhibit 20 to Form 10-Q
                   Press Release Issued November 13, 2007


For Immediate Release                                        November 13, 2007

                 FIRST QUARTER EARNINGS DECLINE AT BOWL AMERICA

Bowl America Incorporated today reported earnings for its first quarter ended September 30, 2007, decreased to $.05 per share from $.10 in the prior year's first quarter. The Company operated one fewer center compared to the prior year quarter as Bowl America Falls Church remains closed for roof repairs resulting from last February's ice storm.

Summer-like weather throughout the current first quarter and into October in the Company's northern market depressed traffic as consumers took advantage of outdoor recreation options. Additionally, the Company believes that the uncertain economy and rising fuel prices have and will continue to cause people to limit their recreational spending.

Bowl America operates 19 bowling centers and its stock trades on the American Stock Exchange with the symbol BWLA. The Company's S.E.C. Form 10-Q is available through the Company's web site at www.bowlamericainc.com.

                                * * * *


                           BOWL AMERICA INCORPORATED
                             Results of Operations
                                  (unaudited)

                                                Thirteen weeks ended
                                        September 30,             October 2,
                                           2007                      2006

Revenues
 Bowling and other                        $4,737,705              $5,131,645
 Food, beverage & merchandise sales        1,834,747               2,010,317
                                           _________               _________
                                           6,572,452               7,141,962
Operating expenses
 excluding depreciation  and amortization  5,955,593               6,033,082
Depreciation and amortization                458,235                 480,466

Interest & dividend income                   208,564                 157,729

Earnings before taxes                        367,188                 786,143

Net Earnings                              $  238,888              $  514,143

Weighted average shares outstanding        5,135,704               5,136,892

EARNINGS PER SHARE                              $.05                    $.10



                         SUMMARY OF FINANCIAL POSITION
                                  (unaudited)
                             Dollars in Thousands

                                                        09/30/07     10/01/06
ASSETS

Total current assets including cash and
 short-term investments of $11,087 & $9,445              $13,099      $11,143
Property and investments                                  32,462       32,310
                                                          ______       ______
TOTAL ASSETS                                             $45,561      $43,453


LIABILITIES AND STOCKHOLDERS'EQUITY

Total current liabilities                                $ 3,177      $ 3,299
Other liabilities                                          3,479        2,975
Stockholders' equity                                      38,905       37,179
                                                          ______       ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $45,561      $43,453