Form 10-Q
period 2007-12-30
BOWL AMERICA INC
filed 2008-02-12
CIK 13573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED:  December 30, 2007

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                  January 28, 2008

       Class A Common Stock,                           3,667,228
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                           December 30,  December 31,   December 30, December 31,
                               2007         2006          2007          2006
                            _______________________   __________________________
Operating Revenues
 Bowling and other          $5,473,863   $5,906,620    $10,211,568   $11,038,265
 Food, beverage and
  merchandise sales          2,189,450    2,370,480      4,024,197     4,380,797
                             _________    _________     __________    __________
                             7,663,313    8,277,100     14,235,765    15,419,062
Operating Expenses
 Compensation and benefits   3,409,296    3,537,441      6,838,985     6,975,308
 Cost of bowling and other   1,703,610    1,753,727      3,407,127     3,537,385
 Cost of food, beverage and
  merchandise sales            655,079      724,812      1,216,840     1,319,821
 Depreciation and
  amortization                 458,701      474,361        916,936       954,827
 General and administrative    135,775      238,576        396,401       455,124
                             _________    _________     __________    __________
                             6,362,461    6,728,917     12,776,289    13,242,465

Operating Income             1,300,852    1,548,183      1,459,476     2,176,597
Investment earnings            267,237         -           267,237          -
Interest and dividend
  income                       188,857      264,680        397,421       422,409
                             _________    _________     __________    __________
Earnings before provision
 for income taxes            1,756,946    1,812,863      2,124,134     2,599,006
Provision for income taxes     630,700      634,500        759,000       906,500
                             _________    _________     __________    __________

Net Earnings                $1,126,246   $1,178,363    $ 1,365,134   $ 1,692,506
                             =========    =========      =========     =========

Earnings per share-basic &
  diluted                         $.22         $.23           $.27          $.33

Weighted average shares
 outstanding                 5,135,690    5,136,866      5,135,697     5,136,879
Dividends paid                $744,677     $719,165     $1,489,356    $1,438,330

 Per share, Class A              $.145         $.14           $.29          $.28
 Per share, Class B              $.145         $.14           $.29          $.28

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,126,246   $1,178,363    $ 1,365,134    $1,692,506
Other comprehensive
 earnings-net of tax
 Unrealized (loss) gain  on
 available for sale
 securities                   (294,019)     249,764       (220,186)      545,012
 Add: reclassification
  adjustment for (gain)loss
  included in net income
  net of tax                  (160,175)       2,373       (160,175)        2,373
                             _________    _________     __________     _________
Comprehensive earnings      $  672,052   $1,430,500    $   984,773    $2,239,891
                             =========    =========      =========     =========


The operating results for the thirteen (13) and twenty-six (26) week periods ended December 30, 2007, are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     AS OF
                                    -----------------------------------
                                    December 30, 2007      July 1, 2007
                                    ________________      _____________
                                       (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents           $ 3,606,955          $ 1,547,345
  Short-term investments                9,139,866            9,945,104
  Inventories                             636,315              581,705
  Prepaid expenses and other            1,351,213            1,067,523
  Income taxes refundable                    -                  36,555
  Current deferred income taxes            29,154               29,154
                                       __________           __________
Total Current Assets                   14,763,503           13,207,386
Land, Buildings and Equipment
  Net of accumulated depreciation of
  $32,741,835 and $31,881,242          25,360,403           25,887,241
Other Assets
  Marketable equity securities(Note 2)  5,678,164            6,141,324
  Cash surrender value-life insurance     504,313              502,099
  Other long-term assets                   97,680               96,680
                                       __________           __________
Total Other Assets                      6,280,157            6,740,103
                                       ----------           ----------
TOTAL ASSETS                          $46,404,063          $45,834,730
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   657,471          $   919,297
  Accrued expenses                        773,114            1,067,203
  Dividends payable                     1,283,922              744,679
  Income taxes payable                    209,246                 -
  Other current liabilities             1,720,367              330,372
                                       __________           __________
Total Current Liabilities               4,644,120            3,061,551
Long-term Deferred Compensation            59,224               59,224
Noncurrent Deferred Income Taxes        3,247,571            3,376,718
                                       ----------           ----------
TOTAL LIABILITIES                       7,950,915            6,497,493
                                       __________           __________

COMMITMENTS AND CONTINGENCIES (Note 3)

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,667,228 and 3,667,254 shares        366,722             366,725
    Class B issued and outstanding -
     1,468,462 shares                      146,846             146,846
  Additional paid-in capital             7,478,838           7,478,876
  Unrealized gain on securities
   available-for-sale,                   3,148,006           3,368,192
  Retained earnings                     27,312,736          27,976,598
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $38,453,148         $39,337,237
                                        __________          __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $46,404,063         $45,834,730
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 30, 2007 and December 31, 2006

                                          December 30,       December 31,
                                             2007                2006
Cash Flows From Operating Activities:
 Net earnings                             $1,365,134          $1,692,506
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization              916,936             954,827
  (Gain) loss on sale of available-for-
   sale securities                          (267,237)              3,612
Changes in assets and liabilities
  Increase in inventories                    (54,610)            (79,401)
  (Increase) decrease in prepaid
   expenses & other                         (283,690)            162,818
  Decrease in income taxes refundable         36,555              30,200
  Increase in income taxes payable           209,246                -
  Increase in other long-term assets          (1,000)             (3,205)
  Decrease in accounts payable              (261,826)           (243,424)
  Decrease in accrued expenses              (294,089)           (349,016)
  Increase in other current liabilities    1,389,995           1,480,162
                                           _________           _________
Net cash provided by operating activities $2,755,414          $3,649,079
                                           _________           _________

Cash Flows From Investing Activities
  Expenditures for land,buildings & equip   (390,098)           (370,862)
  Net sales & maturities of short-term
   investments                               895,370          (1,081,237)
  Proceeds from sale of marketable
   securities                                290,932              18,946
  (Increase) decrease in cash surrender
   value                                      (2,214)             27,786
                                           _________           _________
Net cash provided by (used in)
 investing activities                        793,990          (1,405,367)
                                           _________           _________

Cash Flows From Financing Activities
  Payment of cash dividends               (1,489,356)         (1,438,330)
  Purchase of Class A Common Stock              (438)               (641)
                                           _________           _________
Net cash used in financing activities     (1,489,794)         (1,438,971)
                                           _________           _________

Net Increase (Decrease)  in Cash and
 Equivalents                               2,059,610             804,741
Cash and Equivalents, Beginning of Period  1,547,345           1,055,687
                                           _________           _________
Cash and Equivalents, End of Period       $3,606,955          $1,860,428
                                           =========           =========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $  513,198          $  876,300


See notes to condensed consolidated financial statements.

                BOWL AMERICA INCORPORATED AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Twenty-six Weeks Ended
                            December 30, 2007
                               (Unaudited)
1. Basis for Presentation

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

2.  Marketable Equity Securities

Marketable equity securities are carried at fair value in accordance with the provisions of SFAS No. 115. At December 30, 2007, the fair value of securities held was $5,678,164, with an original cost of $710,799, resulting in an unrealized gain of $4,967,365.

The telecommunications stocks included in the portfolio as of December 30, 2007 were:

  82,112 shares of AT&T                      2,000 shares of Embarq
     939 shares of Idearc                      475 shares of LSI
   9,969 shares of Qwest Communications     18,784 shares of Verizon
  40,000 shares of Sprint                    4,079 shares of Windstream
  11,865 shares of Vodafone/AirTouch

3.  Commitments and Contingencies

In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm. The center remains closed for repairs that are currently in progress. The date of reopening remains uncertain. The Company has business interruption insurance that management believes will cover the lost income of the center while repairs are being made. At December 30, 2007, no final settlement of the loss has taken place. The Company believes that the reasonable estimate for the amount to be recovered is at least $797,000 from the date of the roof damage through December 30, 2007. Of this amount, $440,000 was recognized as revenue in the prior fiscal year. The remaining $357,000 has been recognized as revenue in the six-months ended December 30, 2007 and a receivable for that amount has been included in the category Prepaid expenses and other on the Consolidated Balance Sheets at December 30, 2007. The estimate was based on the average yearly percentage change in revenues between 2008 and 2007 comparable fiscal periods multiplied by the prior year earnings of that center.

The Company's purchase commitments at December 30, 2007, are for materials, supplies, services and equipment as part of the normal course of business.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                          December 30, 2007

Liquidity and Capital Resources

Short-term investments, consisting mainly of U.S. Treasury Bills and Notes, and cash totaled $12,747,000 at the end of the second quarter of fiscal 2008 or $1,660,000 higher than at the beginning of the quarter and $1,255,000 higher than at the beginning of the fiscal year. The increased funds result primarily from operations, which reflects the seasonal nature of the business that is strongest September through May.

In the six-month period ended December 30, 2007, the Company expended approximately $390,000 for purchase of bowling and restaurant equipment. The Company is actively seeking property for additional locations. The Company has made no application for third party funding as cash and cash flow are sufficient to finance all currently contemplated purchases and to meet short-term commitments.

The Company's position in marketable equity securities, primarily telecommunications stocks, is a further source of expansion capital. These marketable securities are carried at their fair value on the last day of the quarter. During the three-month period ended December 30, 2007, the Company received approximately $291,000 from the combination of its sale of holdings in Alltel and the mandatory conversion of Avaya stock for cash, resulting in an after-tax gain of approximately $170,000. After adjusting for the Alltel and Avaya transactions, the market value of the remaining portfolio decreased in the quarter by $185,000 to approximately $5,678,000.

Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 30, 2007, league deposits of approximately $1,490,000 were included in the current liabilities category.

On December 4, 2007, the Board of Directors declared a regular quarterly cash dividend of $.15 per share plus a special dividend of $.10 per share on its Class A and Class B stock to holders of record on January 10, 2007, payable January 22, 2008, the 50th anniversary of the opening of the first Bowl America location.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

RESULTS OF OPERATIONS

The Company opened Bowl America Short Pump in late January 2006 and temporarily closed an existing center in February 2007 when its roof was damaged by an ice storm. Repairs are nearing completion, however the date of reopening remains uncertain. Eighteen centers were in operation in the current year three and six months periods and nineteen centers were in operation in the prior year comparable periods. All comparisons in this report are affected by the change
in the number of locations in operation in the periods.   Management believes
that the current unsettled economic forecast is causing people to limit discretionary spending.

Management has not yet completed its analysis of expected insurance recovery in connection with the temporarily closed Falls Church location, but the Company believes it will recover at least $357,000 of lost revenues for the period July 2, 2007 through December 30, 2007.

Net earnings were $1,126,246 or $.22 per share for the thirteen-week period ended December 30, 2007, and $1,178,363 or $.23 per share for the thirteen weeks ended December 31, 2006. For the current twenty-six week period net earnings per share were $1,365,134 or $.27 compared to $1,692,506 or $.33 for the comparable period a year ago. Approximately $.03 per share of the current quarter and year-to-date earnings are attributable to the after tax gain on the Alltel and Avaya transactions. The operating results for fiscal 2008 periods included in this report are not necessarily indicative of results to be expected for the year.

Total operating revenues decreased $614,000 or 7% in the most recent quarter and increased $722,000 or 9% in the three-month period ended December 31, 2006. For the current fiscal six-month period operating revenues were down $1,183,000 or 8% versus an increase of $1,487,000 or 11% in the comparable six-month period a year ago. Bowling and other revenue decreased 7% in both the quarter and year-to-date period ended December 30, 2007 or $433,000 and $827,000, respectively. Prior year comparable three and six month period revenues showed increases of $539,000 or 10% and $1,109,000 or 11%, respectively.

Food, beverage and merchandise sales were down $181,000 and $357,000 in the current year quarter and six-month period, respectively or 8% in both periods. Cost of sales decreased 10% and 8% in the respective three and six month periods.

Operating expenses were down $366,000 or 5% and $466,000 or 4% in the current three-month period and six-month periods, respectively, versus increases of $585,000 or 9% and $1,016,000 or 8% in the three and six month periods last year. Employee compensation and benefits were down $128,000 and $136,000 equaling decreases of 4% and 2% in the current year three and six-month periods, respectively. In the prior year comparable periods the category was up $270,000 and $523,000 or 8% in both of the prior year comparable periods, respectively.

Cost of bowling and other services decreased $130,000 or 4% versus an increase of $196,000 or 6% in the six-month periods ended December 30, 2007 and December 31, 2006, respectively. Maintenance and repair costs were down $49,000 or 14% in the fiscal 2008 six-month period and were down $21,000 or 5% in the six-month period ended December 31, 2006. Advertising costs during the current year twenty-six weeks period were flat and decreased 11% in the prior year comparable period. For the three month periods ended December 30, 2007 and December 31, 2006, respectively, utility costs were up $17,000 or 5% and down $13,000 or 4%. In the six-months current and prior year periods utility costs were up $12,000 or 2% and $39,000 or 5%, respectively.

Supplies and services expenses decreased 13% for the current year three-month period and increased 28% in last year's three-month period. The fiscal 2007 increase is partially related to costs associated with the new point-of-sale cash systems.

Rent expense increased 12% in the current year-to-date period mainly due to increased percentage rent and decreased 2% in the prior year comparable period. Insurance expense excluding health insurance decreased 7% in the current year to date period and 6% in last year's comparable period as the insurance market continued to soften.

Depreciation and amortization expense decreased 4% in the current year six-month period versus an increase of 25% in the prior year six-month period that included the additional assets at Short Pump.

Interest and dividend income decreased $25,000 in the fiscal 2008 year-to-date period, primarily due to lower interest rates on investments. Last year's comparable period was up $120,000 and included $38,000 in a dividend paid by Vodafone as part of its capital restructuring, as well as higher investment balances and interest rates.

In the current year quarter, the Company recorded a pre-tax gain of $267,000 from the sale of Alltel stock and the mandatory exchange for cash of its Avaya holdings.

CRITICAL ACCOUNTING POLICIES

Management has identified accounting for marketable investment securities under SFAS 115 ("Accounting for Certain Investments in Debt and Equity Securities") as a critical accounting policy due to the significance of the amounts included in the Company's balance sheet under the captions of Short-term investments and Marketable equity securities. The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value. The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes. Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

Management has identified accounting for the impairment of long-lived assets under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as a critical accounting policy due to the significance of the amounts included in the Company's balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated future cash flows are less than the carrying amount.

ITEM 4. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 30, 2007. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 30, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                              S.E.C. FORM 10-Q
                              December 30, 2007

PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting held December 4, 2007, the Class A shareholders approved the appointment of Director Warren T. Braham for a one year period to expire at the 2008 Annual Meeting. The votes were cast as follows:

                   For  3,352,676      Withheld  8,517

At the annual meeting held December 4, 2007, the Class A shareholders approved the appointment of Director Allan L. Sher for a one year period to expire at the 2008 Annual Meeting. The votes were cast as follows:

                   For   3,352,639     Withheld  8,554

At the annual meeting held December 4, 2007, the Class B shareholders approved the appointment of Merle Fabian, Leslie H. Goldberg, Stanley H. Katzman,
A. Joseph Levy, Ruth Macklin and Irvin Clark, as listed in the proxy statement for the December 4, 2007 meeting, for a one year period to expire at the 2008 Annual Meeting. The votes were cast as follows:

                   For  14,047,200     Withheld  0


Item 6.  Exhibits
      3 (a) Articles of Incorporation of the Registrant and amendments through December 1988 thereto (Incorporated by reference from Exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989)

      3 (b) Amendment to and Restatement of Article FIFTH (b) III 2.2 of the Registrant's Articles of Incorporation (Incorporated by reference from the Registrant's Form 8-K filed December 9, 1994)

      3 (c) By-laws of the Registrant (Incorporated by reference from exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989)

     10 (a) Extension of Employment Agreement with Leslie H. Goldberg (Incorporated by reference from the Registrant's Form 8-K filed June 20, 2007)

     10 (b) Employment Agreement, dated December 4, 2007, between Registrant and Irvin Clark (Incorporated by reference from Registrant's Form 8-K filed December 5, 2007)

     10 (c) Employment Agreement, dated December 5, 2006, between Registrant and Cheryl A. Dragoo (Incorporated by reference from Registrant's Form 8-K filed December 7, 2006)

     20      Press release issued February 12, 2008 (furnished herewith)

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

                                            Bowl America Incorporated
                                                   (Registrant)

Date: February 12, 2008                     By: Leslie H. Goldberg
                                                Leslie H. Goldberg, President

Date: February 12, 2008                     By: Cheryl A. Dragoo
                                                Cheryl A. Dragoo, Controller

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


Date:  February 12, 2008                           Leslie H Goldberg
                                                   Chief Executive Officer

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

Date:  February 12, 2008                           Cheryl A. Dragoo
                                                   Chief Financial Officer

Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended December 30, 2007, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  February 12, 2008

EXHIBIT 20
Exhibit 20 to FORM 10-Q Press Release issued February 12, 2008

For Immediate Release                                        February 12, 2008

              BOWL AMERICA REPORTS SECOND QUARTER EARNINGS

Bowl America Incorporated today reported that second quarter per share earnings declined to $.22 from $.23 last year. Earnings for the six-months period were down from $.33 to $.27. Buyouts of two of the Company's investment holdings contributed $.03 per share in after-tax earnings this year. Bowl America Falls Church remains closed for roof repairs from damage sustained during an ice storm in February 2007.

The pressure on the public's discretionary recreation budget clearly impacts bowling. Bowl America has for some time had no long-term debt and has $10 million in cash in excess of our current needs for what we consider to be a trough in bowling participation. In addition, this cash reserve increases our confidence that this will be the 37th consecutive year of increased per share dividends. The Company raised its regular quarterly dividend to $.15 per share and paid a Special Anniversary Dividend of $.10 per share on January 22, 2008, the 50th anniversary of the opening of the first Bowl America location.

Bowl America operates 19 bowling centers and its stock trades on the American Stock Exchange with the symbol BWLA. The Company's S.E.C. Form 10-Q is available at the Company's web site www.bowlamericainc.com.


                          BOWL AMERICA INCORPORATED
                             Results of Operations
                                  (unaudited)

                            Thirteen weeks ended      Twenty-six weeks ended
                        December 30,  December 31,  December 30,  December 31,
                           2007          2006          2007          2006
Revenues
 Bowling and other       $5,473,863   $5,906,620    $10,211,568    $11,038,265
 Food & mdse sales        2,189,450    2,370,480      4,024,197      4,380,797
                          _________    _________     __________     __________
                          7,663,313(1) 8,277,100     14,235,765(1)  15,419,062
Operating expenses
 excluding depreciation
  and amortization        5,903,760    6,254,556     11,859,353     12,287,638
Depreciation and
 amortization               458,701      474,361        916,936        954,827

Investment earnings         267,237         -           267,237           -
Interest & dividend         188,857      264,680        397,421        422,409

Earnings before taxes     1,756,946    1,812,863      2,124,134      2,599,006

Net Earnings             $1,126,246   $1,178,363     $1,365,134     $1,692,506

Weighted average shares
 outstanding              5,135,690    5,136,866      5,135,697      5,136,879

EARNINGS PER SHARE              .22          .23            .27            .33

(1) Includes $157,000 and $357,000 in expected insurance recovery for the thirteen and twenty-six weeks, respectively.

                        SUMMARY OF FINANCIAL POSITION
                                  (unaudited)
                             Dollars in Thousands

                                                     12/30/07       12/31/06
ASSETS
Total currrent assets including cash and
 short-term investments of $12,747 & $10,991          $14,763        $12,770
Property and investments                               31,641         32,373
                                                       ______         ______
TOTAL ASSETS                                          $46,404        $45,143


LIABILITIES AND STOCKHOLDERS'EQUITY
Total current liabilities                             $ 4,644        $ 4,154
Other liabilities                                       3,307          3,123
Stockholders' equity                                   38,453         37,866
                                                       ______         ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $46,404        $45,143