Form 10-Q
period 2008-03-30
BOWL AMERICA INC
filed 2008-05-13
CIK 13573

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED: March 30, 2008

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

                             (703) 941-6300
           Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]        NO [ ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of "accelerated filer", large accelerated filer" and "smaller reporting company" in Rule 12 b-2 of the Exchange Act.

  Large Accelerated Filer[ ] Accelerated Filer [ ] Non-accelerated filer [ ]
                         Smaller Reporting Company [X]

  Indicate by a check mark whether the registrant is a shell company (as
  defined by Rule 12b-2 of the Exchange Act).         YES[ ]   NO[X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                               Shares Outstanding at
                                                   April 28, 2008

       Class A Common Stock,                           3,667,228
          $.10 par value

       Class B Common Stock                            1,468,462
          $.10 par value

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             March 30,     April 1,    March 30,      April 1,
                                2008         2007         2008          2007
                            _______________________   _________________________
Operating Revenues
 Bowling and other          $6,386,801   $6,902,964    $16,598,369  $17,941,229
 Food, beverage and
  merchandise sales          2,578,909    2,712,664      6,603,106    7,093,461
                             _________    _________     __________   __________
                             8,965,710    9,615,628     23,201,475   25,034,690
Operating Expenses
 Compensation and benefits   3,518,406    3,660,196     10,357,391   10,635,504
 Cost of bowling and other   1,735,016    1,939,063      5,142,143    5,476,448
 Cost of food, beverage and
  merchandise sales            718,327      747,243      1,935,167    2,067,064
 Depreciation and
  amortization                 458,700      474,361      1,375,636    1,429,188
 General and administrative    257,946      249,200        654,347      704,324
                             _________    _________     __________   __________
                             6,688,395    7,070,063     19,464,684   20,312,528

Operating Income             2,277,315    2,545,565      3,736,791    4,722,162
 Investment earnings              -            -           267,237         -
 Interest and dividend
  income                       225,561      216,219        622,982      638,628
                             _________    _________     __________   __________
Earnings before provision
 for income taxes            2,502,876    2,761,784      4,627,010    5,360,790
Provision for income taxes     913,000      983,500      1,672,000    1,890,000
                             _________    _________     __________   __________

Net Earnings                $1,589,876   $1,778,284    $ 2,955,010  $ 3,470,790
                             =========    =========      =========    =========
Earnings per share-basic &
  diluted                         $.31         $.35           $.58         $.68

Weighted average shares
 outstanding                 5,135,690    5,136,524      5,135,694    5,136,760

Dividends paid              $1,283,922     $744,843     $2,773,278   $2,183,173

 Per share, Class A               $.25        $.145           $.54        $.425
 Per share, Class B               $.25        $.145           $.54        $.425

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Net Earnings                $1,589,876   $1,778,284     $2,955,010   $3,470,790
Other comprehensive
 earnings-net of tax
 Unrealized (loss) gain on
 available for sale
 securities                   (442,254)     235,380       (662,440)     780,392
Less: reclassification
 adjustment for (gain) loss
 included in net income           -            -          (160,175)       2,373
                             _________    _________      _________    _________

Comprehensive earnings      $1,147,622   $2,013,664    $ 2,132,395   $4,253,555
                             =========    =========      =========    =========


The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 30, 2008 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    March 30, 2008        July 1, 2007
                                    ______________        ____________
                                       (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents           $ 4,936,462          $ 1,547,345
  Short-term investments                9,541,113            9,945,104
  Inventories                             538,057              581,705
  Prepaid expenses and other            1,496,075            1,067,523
  Income taxes refundable                    -                  36,555
  Current deferred income taxes            29,154               29,154
                                       __________           __________
Total Current Assets                   16,540,861           13,207,386
Land, Buildings and Equipment
  less accumulated depreciation of
  $33,021,693 and $31,881,242          25,066,021           25,887,241
Other Assets
  Marketable equity securities(Note 2)  4,696,965            6,141,324
  Cash surrender value-life insurance     504,313              502,099
  Other long-term assets                   99,780               96,680
                                       __________           __________
Total Other Assets                      5,301,058            6,740,103
                                       __________           __________
TOTAL ASSETS                          $46,907,940          $45,834,730
                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                    $   818,193          $   919,297
  Accrued expenses                        854,145            1,067,203
  Dividends payable                       770,353              744,679
  Income taxes payable                    306,104                 -
  Other current liabilities             2,535,462              330,372
                                       __________           __________
Total Current Liabilities               5,284,257            3,061,551
Long-term Deferred Compensation            59,224               59,224
Noncurrent Deferred Income Taxes        2,894,217            3,376,718
                                       __________           __________
TOTAL LIABILITIES                       8,237,698            6,497,493
                                       __________           __________

Stockholders' Equity
  Preferred stock,
   par value $10 a share: Authorized
   and unissued 2,000,000 shares
  Common stock,
   par value $.10 per share
   Authorized 10,000,000 shares
    Class A issued and outstanding -
     3,667,228 and 3,667,254 shares        366,722             366,725
    Class B issued and outstanding -
     1,468,462                             146,846             146,846
  Additional paid-in capital             7,478,838           7,478,876
  Accumulated other comprehensive
   earnings-Unrealized gain on
   available-for-sale securities,
   net of tax                            2,545,577           3,368,192
  Retained earnings                     28,132,259          27,976,598
                                        __________          __________
TOTAL STOCKHOLDERS' EQUITY             $38,670,242         $39,337,237
                                        __________          __________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $46,907,940         $45,834,730
                                        ==========          ==========

See notes to condensed consolidated financial statements.

                        BOWL AMERICA INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED March 30, 2008 AND APRIL 1, 2007
                             (Unaudited)
                                          March 30,            April 1,
                                             2008               2007

Cash Flows From Operating Activities:
 Net earnings                             $2,955,010          $3,470,790
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
  Depreciation and amortization            1,375,636           1,429,188
  (Gain) loss on sale of available-
   for-sale securities                      (267,237)              3,612
Changes in assets and liabilities
  Decrease in inventories                     43,648              26,035
  (Increase) decrease in prepaid
    expenses & other                        (428,552)             77,088
  Decrease in income taxes refundable         36,555             172,873
  Increase in income taxes payable           306,104             140,849
  Increase in other long-term assets          (3,100)             (4,205)
  Decrease in accounts payable              (101,105)           (234,034)
  Decrease in accrued expenses              (213,058)           (339,163)
  Increase in other current liabilities    2,205,090           2,361,031
                                           _________           _________
Net cash provided by operating activities $5,908,991          $7,104,064
                                           _________           _________

Cash flows from investing activities
  Expenditures for land,buildings,and
   equipment                                (554,416)           (549,608)
  Net sales and maturities of short-term
   investments                               519,540          (2,789,185)
  Proceeds from sale of marketable
   securities                                290,932              18,946
  (Increase) decrease in cash surrender
    value-officers life insurance             (2,214)             27,786
                                           _________           _________
Net cash provided by (used in)
 investing activities                        253,842          (3,292,061)
                                           _________           _________

Cash flows from financing activities
  Payment of cash dividends               (2,773,278)         (2,183,173)
  Purchase of Class A common stock              (438)            (16,920)
                                           _________           _________
Net cash used in financing activities     (2,773,716)         (2,200,093)
                                           _________           _________

Net Increase in Cash and Equivalents       3,389,117           1,611,910
Cash and Equivalents, Beginning of Period  1,547,345           1,055,687
                                           _________           _________
Cash and Equivalents, End of Period       $4,936,462          $2,667,597
                                           =========           =========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
   Income taxes                           $1,329,340          $1,575,700

See notes to condensed consolidated financial statements.

                       BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            For the Thirty-nine Weeks Ended
                                    March 30, 2008
                                     (Unaudited)

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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended July 1, 2007. The operating results for the thirteen and thirty-nine week periods ended March 30, 2008 may not be necessarily indicative of the results that may be expected for other quarters in the fiscal year ending June 29, 2008.

2.  Marketable Equity Securities
    Marketable equity securities, available for sale, are carried at fair value in accordance with the provisions of SFAS No. 115. At March 30, 2008, the fair value of these securities was $4,696,964, with an original cost of $710,799, resulting in an unrealized gain of $3,986,165.

    The telecommunications stocks included in the portfolio as of March 30, 2008 were:

         82,112 shares of AT&T                   2,000 shares of Embarq
            939 shares of Idearc                   475 shares of LSI
          9,969 shares of Qwest Communications  18,784 shares of Verizon
         40,000 shares of Sprint                 4,079 shares of Windstream
         11,865 shares of Vodafone

3.  Commitments and Contingencies
    In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm. The center reopened March 31, 2008, the first day of the fiscal fourth quarter. The Company has business interruption insurance that management believes will cover the lost income of the center while repairs were being made. At
March 30, 2008, no final settlement of the loss has taken place. The Company believes that a reasonable estimate for the amount to be recovered is at least $899,600 from the date of the roof damage through March 30, 2008. Of this amount, $440,000 was recognized as revenue in the prior fiscal year.
The remaining $459,600 has been recognized as revenue in the nine months ended March 30, 2008 and a receivable for that amount has been included in the category Prepaid expenses and other on the Consolidated Balance Sheets at March 30, 2008. The estimate was based on the average yearly percentage change in revenues between 2008 and 2007 comparable fiscal periods multiplied by the prior year earnings of that center.

    The Company's purchase commitments at March 30, 2008, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans
    The Company has two defined contribution plans with Company contributions determined by the Board of Directors. The Company has no defined benefit plan or other postretirement plan.

5.  Recent Accounting Pronouncements
    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51", which amends the presentation of noncontrolling interests in the income statement and the balance sheet by changing classification of the noncontrolling interest to equity and net income attributable to the noncontrolling interest as a separate net income line on the face of the income statement. This aligns the
reporting with International Financial Reporting Standards.   This statement
is effective for fiscal years, and interim periods within those fiscal years,
beginning on or after December 15, 2008.   The Company does not believe this
statement will have a material impact on financial position or the results of operations.

    In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which requires the application of the acquisition method of accounting to all business combinations where control of another entity is acquired. This statement also modifies the requirement of stating all acquired assets and liabilities at the fair value rather than an allocation of the purchase price as was previously required under SFAS No. 141. In addition, any negative goodwill amounts are recognized as gain rather than a reduction of the basis of other assets acquired. This statement applies to all acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe this statement will have a material impact on financial position or the results of operations.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" which provides for enhanced disclosures regarding how and why companies use hedging instruments as well as the accounting for the instruments and how that affects the financial position and results of operations. The Company has adopted SFAS No. 161 as of its effective date. The statement does not have a material impact on financial position or the results of operations because the Company does not engage in hedging transactions.

6.  Reclassifications
    Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Short-term investments, consisting mainly of Certificates of Deposits, and cash totaled $14,477,000 at the end of the third quarter of fiscal 2008 or $1,731,000 higher than at the beginning of the quarter and $2,985,000 higher than at the beginning of the fiscal year. The increased funds result primarily from operations and reflect the seasonal nature of the business that is strongest September through May.

In the nine-month period ended March 30, 2008, the Company expended approximately $554,000 for purchase of entertainment and restaurant equipment. The Company is seeking property for additional locations. The Company has made no application for third party funding as cash and cash flow are sufficient to finance all currently contemplated purchases and to meet short-term commitments.

The Company's position in marketable equity securities, primarily telecommunications stocks, is a further source of expansion capital. These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended March 30, 2008, the market value of the portfolio decreased by $978,000 to approximately $4,700,000.

Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At March 30, 2008, league deposits of approximately $2,206,000 were included in the current liabilities category.

On March 25, 2008, the Board of Directors declared a regular quarterly cash dividend of $.15 per share on its Class A and Class B stock to holders of record on April 16, 2008, payable May 14, 2008.

While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.


RESULTS OF OPERATIONS

The Company opened Bowl America Short Pump in late January 2006 and temporarily closed Bowl America Falls Church in February 2007 when its roof was damaged by an ice storm. The center reopened on March 31, 2008, the first day of the fiscal fourth quarter. Eighteen centers were in operation in the current year three and nine months periods. Last year, until the ice storm occurred about halfway through the third quarter, nineteen centers were in operation in the prior year comparable periods. All comparisons in this report are affected by
the change in the number of locations in operation in the periods.   Management
believes that people are limiting discretionary spending as economic news continues to indicate uncertain times.

Management has not yet completed its analysis of expected insurance recovery in connection with the temporarily closed Falls Church location, but the Company believes it will recover at least $459,600 of lost revenues, included in Operating Revenues in this report, for the period July 2, 2007 through March 30, 2008.

Net earnings were $1,589,876 or $.31 per share for the thirteen-week period ended March 30, 2008, and $1,778,284 or $.35 per share for the thirteen weeks ended April 1, 2007. For the current thirty-nine week period net earnings were $2,955,010 or $.58 per share compared to $3,470,790 or $.68 for the comparable period a year ago. The operating results for fiscal 2008 periods included in this report are not necessarily indicative of results to be expected for the year.

Total operating revenues decreased $650,000 or 7% in the most recent quarter and increased $264,000 or 3% in the comparable three-month period last year.
For the current fiscal nine-month period operating revenues were down $1,833,000 or 7% versus an increase of $1,751,000 or 8% in the comparable nine-month period a year ago. Bowling and other revenue decreased 7% in both the quarter and year-to-date period ended March 30, 2008 or $516,000 and $1,343,000, respectively. Prior year comparable three and nine month period revenues showed increases of $201,000 or 3% and $1,310,000 or 8%, respectively.

Food, beverage and merchandise sales were down $134,000 or 5% and $490,000 or
7% in the current year quarter and nine-month periods, respectively.   Current
year cost of sales decreased 4% and 6% in the respective three and nine month periods.

Operating expenses were down $382,000 or 5% and $848,000 or 4% in the current three-month and nine-month periods, respectively, versus increases of $236,000 or 3% and $1,252,000 or 7% in the three and nine month periods last year. Employee compensation and benefits were down $142,000 and $278,000 equaling decreases of 4% and 3% in the current year three and nine-month periods, respectively. In the prior year comparable periods the category was up $170,000 or 5% and $693,000 or 7%, respectively.

Cost of bowling and other services decreased $334,000 or 6% versus an increase of $249,000 or 5% in the nine-month periods ended March 30, 2008 and April 1, 2007, respectively. Maintenance and repair costs were down $169,000 or 24% in the fiscal 2008 nine-month period and were up $15,000 or 2% in the nine-month period ended April 1, 2007. Advertising costs during the current year thirty-nine week period were down 4% and decreased 14% in the prior year comparable period. For the three-month periods ended March 30, 2008 and April 1, 2007, respectively, utility costs were up 2% and 3%. In the nine-months current and prior year periods utility costs were up $19,000 or 2% and $49,000 or 5%, respectively.

Supplies and services expenses decreased 6% for the current year nine-month period and increased 28% in last year's nine-month period. The fiscal 2007 increase is partially related to costs associated with the new point-of-sale cash systems.

Rent expense increased 10% in the current year-to-date period mainly due to increased percentage rent and was flat in the prior year comparable period. Insurance expense excluding health insurance decreased 5% in the current year to date period and 12% in last year's comparable period.

Depreciation and amortization expense decreased 4% in the current year nine-month period versus an increase of 8% in the prior year nine-month period.

Interest and dividend income decreased $16,000 in the fiscal 2008 year-to-date period, primarily due to lower interest rates on investments. Last year's increase of $156,000 for the nine-month period was primarily a result of higher investment balances and interest rates and included a $38,000 special dividend paid by Vodafone.

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

ITEM 4T. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 30, 2008. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

           BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                        S.E.C. FORM 10-Q
                         March 30, 2008

                   PART II - OTHER INFORMATION

Item 6 - Exhibits

(a) Exhibits
    20    Press release issued May 13, 2008 (furnished herein)
    31.1  Certification of Chief Executive Officer
    31.2  Certification of Chief Financial Officer
    32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOWL AMERICA INCORPORATED
                                   Registrant

May 13, 2008                       Leslie H. Goldberg
Date                               President

May 13, 2008                       Cheryl A. Dragoo
Date                               Controller

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

Date:  May 13, 2008                          Leslie H. Goldberg
                                             Chief Executive Officer

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

Date:  May 13, 2008                          Cheryl A. Dragoo
                                             Chief Financial Officer

Exhibit 32

 Written Statement of the Chief Executive Officer and Chief Financial Officer
                          Pursuant to 18 U.S.C. 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Leslie H. Goldberg
Chief Executive Officer

Cheryl A. Dragoo
Chief Financial Officer

Date:  May 13, 2008

Exhibit 20
Exhibit 20 to Form 10-Q Press Release issued May 13, 2008

For Immediate Release                                            May 13, 2008

            BOWL AMERICA REPORTS THIRD QUARTER EARNINGS

Bowl America Incorporated reported earnings per share for its third quarter ended March 30, 2008, declined to $.31 from $.35 last year. Nine-months earnings were $.58 including $.03 per share from buyouts of two of the Company's investment holdings. Last year the Company earned $.68 in the first nine months.

Bowl America Falls Church reopened March 31, 2008. This center had been closed because of damage from an ice storm in February 2007. The Company expects insurance recovery for building damage and loss of profits caused by the storm.

Bowl America's management continues to feel its customers have become cautious about recreational spending due to significant increases in costs for necessities such as food, utilities and gasoline.

Tomorrow the Company will pay a dividend at its new regular rate of $.15 per share, continuing its policy of annual dividend increases. Bowl America operates 19 bowling centers and its stock trades on the American Stock Exchange with the symbol BWLA. The Company's S.E.C. Form 10-Q is available through the Company's web site www.bowlamericainc.com.

                                    ***

                         BOWL AMERICA INCORPORATED
                           Results of Operations
                                 (Unaudited)

                       Thirteen       Thirteen      Thirty-nine   Thirty-nine
                     Weeks Ended    Weeks Ended     Weeks Ended   Weeks Ended
                       03/30/08       04/01/07        03/30/08      04/01/07
Operating Revenues
 Bowling and other   $6,386,801     $6,902,964      $16,598,369   $17,941,229
 Food,beverage and
  merchandise sales   2,578,909      2,712,664        6,603,106     7,093,461
                     _________       _________       __________    __________
                      8,965,710(1)   9,615,628(1)    23,201,475(1) 25,034,690(1)

Operating Expenses
 excluding deprec-
 iation and amorti-
 zation               6,229,695      6,595,702       18,089,048    18,883,340
Depreciation and
 amortization           458,700        474,361        1,375,636     1,429,188
Investment earnings        -              -             267,237          -
Interest & dividend
 income                 225,561        216,219          622,982       638,628
Earnings before taxes 2,502,876      2,761,784        4,627,010     5,360,790
Net Earnings         $1,589,876     $1,778,284      $ 2,955,010   $ 3,470,790
Weighted average
 shares outstanding   5,135,690      5,136,524        5,135,694     5,136,760
EARNINGS PER SHARE          .31            .35              .58           .68

(1) Includes expected insurance recovery for the periods ended March 30, 2008 and April 1, 2007, of $102,600 and $176,000 for the thirteen-week periods, respectively, and $459,000 and $176,000 for the thirty-nine week periods, respectively.
                                    ***
                        SUMMARY OF FINANCIAL POSITION
                                  (Unaudited)
                            Dollars in Thousands
                                                       03/30/08     04/01/07
ASSETS
Total current assets including cash and
 short-term investments of $14,478 and $13,506         $ 16,541     $ 15,122
Property and investments                                 30,367       32,453
                                                         ______       ______
TOTAL ASSETS                                           $ 46,908     $ 47,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                              $  5,284     $  5,195
Other liabilities                                         2,954        3,261
Stockholders' equity                                     38,670       39,119
                                                         ______       ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 46,908     $ 47,575