Form 10-K
period 2008-06-29
BOWL AMERICA INC
filed 2008-09-29
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 29, 2008        Commission file Number 1-7829

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendments to this Form 10-K.                                        [X]

     Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large Accelerated Filer [ ]           Accelerated Filer [ ]
          Non-accelerated Filer [ ]             Smaller reporting company [X]

     Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the act). YES [ ] NO [X]

     As of December 30, 2007, which was the last business day of the registrant's most recently completed second quarter, 3,667,228 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates of the registrant was approximately $37 million. As of that date 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 30, 2007, the total aggregate market value for both classes of common stock held by nonaffiliates would be approximately $40 million.

     Indicate the number of shares outstanding of each of the registrant?s Classes of common stock, as of the latest practicable date:

                                          Shares outstanding at
                                             September 1, 2008
     Class A Common Stock
         $.10 par value                         3,667,228
    Class B Common Stock
         $.10 par value                         1,468,462











































                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 29, 2008, are incorporated into Part III of this Form 10-K.













































                            BOWL AMERICA INCORPORATED

                        INDEX TO FISCAL 2008 10-K FILING

                                    PART I
                                                                          Page

Cover Page
Documents Incorporated by Reference
Index
ITEM 1.     Business
            (a)   General Development of Business                             1
            (b)   Financial Information about Industry Segments               1
            (c)   Narrative Description of Business                           1
            (d)   Financial Information about Geographic Areas                1

ITEM 2.     Properties                                                        2

ITEM 3.     Legal Proceedings                                                 2

ITEM 4.     Submission of Matters to a Vote of Security Holders               2

                                    PART II

ITEM 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 2

ITEM 6.     Selected Financial Data                                           3

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             3

ITEM 8.     Financial Statements and Supplementary Data                       3

ITEM 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          3

ITEM 9A(T). Controls and Procedures                                           4
                                    PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance            4

ITEM 11.    Executive Compensation                                            4

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   5

ITEM 13.    Certain Relationships and Related Transactions,
            and Director Independence                                         5

ITEM 14.    Principal Accountant Fees and Services                            5

                                    PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
            (a)1. Financial Statements                                       5
            (a)3. Exhibits                                                 5-6

Signatures                                                                 7-8


                               PART I

ITEM 1.  BUSINESS

         (a)   General Development of Business
         Bowl America Incorporated (herein referred to as the Company) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 19 bowling centers. The bowling center in Falls Church, Virginia, was closed in February 2007, due to damage from an ice storm. The center reopened March 31, 2008.

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

         (c)   Narrative Description of Business
         As of September 1, 2008 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 19 bowling centers contain a total of 756 lanes.

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

         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the markets in which it operates. The principal method of competition is the quality of service furnished to the Company's customers. Its primary competitors are two large bowling equipment manufacturers, Brunswick Corporation and AMF Bowling Worldwide, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended June 29, 2008.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information
The principal market on which the Company's Class A Common Stock is traded is the American Stock Exchange. The Company's Class B Common Stock is not listed on any exchange and is not traded. This stock can be converted to Class A Common Stock at any time. The table below presents the high and low sales price range of the Company's Class A stock in each quarter of fiscal 2008 and 2007.



       2008        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _______________________________________________________
       High        $17.35      $16.28      $15.91      $15.75
       Low         $16.10      $15.76      $15.20      $13.75



       2007        1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
       _______________________________________________________
       High        $14.68      $15.85      $16.80      $17.05
       Low         $14.35      $14.31      $15.75      $16.52


(b) Holders
The approximate number of holders of record of the Company's Class A Common Stock as of June 29, 2008 is 392 and of the Company's Class B Common Stock is 26.

(c) Cash Dividends
The table below presents the cash dividends per share of Class A and Class B stock paid, and the quarter in which the payment was made during fiscal 2008 and 2007.

                        Class A Common Stock
              Quarter          2008               2007
              _________________________________________
              First          14.5 cents      14 cents
              Second         14.5 cents      14 cents
              Third          25 cents        14.5 cents
              Fourth         15 cents        14.5 cents


                        Class B Common Stock
              Quarter          2008               2007
              _________________________________________
              First          14.5 cents      14 cents
              Second         14.5 cents      14 cents
              Third          25 cents        14.5 cents
              Fourth         15 cents        14.5 cents


   (d) Securities Authorized for Issuance Under Equity Compensation Plans
       None
   (e) Performance Graph
       Not required


ITEM 6.  SELECTED FINANCIAL DATA

         The information is set forth in the section entitled "Selected Financial Data" on page 13 of this Form 10-K. Such information should be read in conjunction with the audited financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 10 through 12 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The financial statements are set forth on pages 14 through 25 of this Form 10-K. Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Based on an evaluation of the Company's disclosure controls and procedures conducted by the Company's Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of June 29, 2008. Additionally, the Company's officers concluded that the Company's disclosure controls and procedures were effective as of June 29, 2008 to ensure that information required to be disclosed in the reports filed with the Exchange
Act was accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

         (a) Management's Annual Report on Internal Control Over Financial Reporting

         In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Commission's Regulation S-K, the report of management on the Company's internal control over financial reporting is set forth immediately preceding the Company's financial statements included in this Annual Report on Form 10-K.

         (b) Changes in Internal Control Over Financial Reporting

         In accordance with Rule 13-a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                   PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors and executive officers is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)1.  Financial Statements
                The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Report of Independent Registered Public Accounting Firm

               Consolidated balance sheets - June 29, 2008 and July 1, 2007

               Consolidated statements of earnings and comprehensive earnings
               - years ended June 29, 2008, and July 1, 2007

               Consolidated statements of stockholders' equity - years ended June 29, 2008, and July 1, 2007

               Consolidated statements of cash flows - years ended June 29, 2008, and July 1, 2007

               Notes to the consolidated financial statements - years ended June 29, 2008, and July 1, 2007

         (a)2. Exhibits:
               3(i)a Articles of Incorporation of the Registrant and amendments through December 1988 thereto (Incorporated by reference from exhibit number 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989.)



                                     -5-
               3(i)b Amendment to and restatement of Article FIFTH (b) III 2.2 of the Registrant's Articles of Incorporation (Incorporated by reference from the Registrant's Form 8-K filed December 9, 1994.)

               3(ii) By-laws of the Registrant (Incorporated by reference from exhibit 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989.)

               10(a) Employment Agreement, as amended June 17, 2008, between Registrant and Leslie H. Goldberg (filed herewith)

               10(b) Employment agreement, dated December 5, 2006, between Registrant and Cheryl A. Dragoo. (Incorporated by reference from Registrant's Form 8-K filed December 7, 2006)


               21 Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.)

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

Date:  September 25, 2008





Cheryl A. Dragoo
Chief Financial Officer,
Assistant Treasurer and Controller
Principal Accounting Officer

Date:  September 25, 2008

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

Date:  September 25, 2008

Ruth Macklin                                A. Joseph Levy
Senior Vice President-Treasurer             Senior Vice President-Secretary
and Director                                and Director

Date:  September 25, 2008                   Date:  September 25, 2008

Warren T. Braham                            Stanley H. Katzman
Director                                    Director

Date:  September 25, 2008                   Date:  September 25, 2008

Allan L. Sher                               Merle Fabian
Director                                    Director

Date:  September 25, 2008                   Date:  September 25, 2008

Management's Annual Report on Internal Control Over Financial Reporting

     The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Securities and Exchange Commission's Regulation S-K, the annual report of management of Bowl America Incorporated (the "Company") on the Company's internal control over financial reporting.

1. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in a process designed by, or under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

    * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

    * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

    * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 29, 2008. The framework on which management's evaluation of the Company's internal control over financial reporting is based is the "Internal Control-Integrated Framework" published in 1992 by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.

3. Management has determined that the Company's internal control over financial reporting as of June 29, 2008, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

4. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities in fiscal 2008 was $3,500,000 which was sufficient to meet day-to-day cash needs. Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $8,404,000 at the end of fiscal 2008 compared to $9,013,000 at the end of fiscal 2007. In the third quarter of fiscal 2007, a bowling center in Falls Church, Virginia, was temporarily closed due to roof damage caused by an ice storm. The building remained closed for repairs through the first three quarters of fiscal 2008, reopening on March 31, 2008, the first day of the fiscal fourth quarter.

    During fiscal year 2008, the Company expended approximately $740,000 for the purchase of entertainment and restaurant equipment. In May 2008, the Company purchased and received bowling pins totaling approximately $246,000.

    The Company is seeking property for the development of new bowling centers. The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

    The Company's position in marketable equity securities, primarily telecommunication stocks, is a further source of expansion capital. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on June 29, 2008 was approximately $4.3 million compared to $6.1 million at July 1, 2007, prior to disposition of Alltel and Avaya stock. During the second quarter of fiscal 2008, the Company received approximately $291,000 from the combination of the sale of its Alltel holdings and the mandatory conversion of Avaya stock for cash.

    Cash dividends totaling $3.5 million, or $.69 per share, including a $.10 per share special dividend on the 50th anniversary of the opening of Bowl America's first location, were paid to shareholders during the 2008 fiscal year, making this the thirty-sixth consecutive year of increased dividends per share. In June 2008, the Company declared a quarterly $.15 per share dividend paid in August 2008. While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

RESULTS OF OPERATIONS

    Fiscal years 2008 and 2007 each consisted of 52 weeks. The Company temporarily closed its existing Falls Church, Virginia, bowling center in February 2007 when its roof was damaged by an ice storm. The center reopened on March 31, 2008. In fiscal 2008, eighteen centers were in operation for the first nine months and nineteen centers were operating during the final three months. In fiscal 2007, until the ice storm occurred about half-way through the third quarter, nineteen centers were in operation. All comparisons in this discussion and throughout the report are affected by the change in the number of centers in operation in fiscal years 2008 and 2007.

    Management has not completed its analysis of expected business interruption insurance recovery for the closed center, but the Company believes it will recover $800,000 of lost income, included in Operating Revenues, for the period July 2, 2007 through June 29, 2008. Estimated insurance recovery of $440,000 was included in the same category in fiscal 2007. The amounts are net after expenses and are allocated to Bowling and other and Food, beverage and merchandise sales.

    Operating revenues decreased $1,870,000 or about 6% in fiscal 2008 and increased $1,654,000 or about 5% in fiscal 2007. Bowling and other revenue decreased $1,446,000 or 6% in fiscal 2008 and increased $1,241,000 or 6% in fiscal 2007. Food, beverage and merchandise sales declined $425,000 or 5% in fiscal 2008 and rose $413,000 or 5% in fiscal 2007.

    Total operating expense decreased $691,000 or 3% in fiscal 2008 and increased $1,071,000 or 4% in fiscal 2007. Costs for employee compensation and benefits were down 2% in fiscal 2008 and up 5% in the prior year period. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

    Cost of bowling and other services decreased 1% and increased 3% in fiscal years 2008 and 2007, respectively. Maintenance expense decreased 13% in fiscal 2008 and increased 4% in fiscal 2007. Supplies expense dropped 10% in fiscal 2008 and was up 17% in fiscal 2007. In the prior year point-of-sale systems and entertainment supplies were responsible for the majority of the increase.

    Advertising costs decreased $41,000 or 7% in fiscal 2008 compared to a decrease of $91,000 or 13% in fiscal 2007. Utility costs were up 3% in fiscal 2008 and 4% in fiscal 2007.

    Rent expense declined 13% in fiscal year 2008 and was up 7% fiscal year 2007 primarily as a result of changes in percentage rent at a leased location. Insurance expense, excluding health and life, increased 3% in fiscal 2008 and declined 6% in fiscal 2007.

    Depreciation expenses decreased $154,000 or 8% in fiscal year 2008 as no depreciation expense was recorded for Falls Church for the period of its closure. Depreciation expense increased $253,000 or 15% in fiscal 2007, the first full year of operation for the Short Pump location.

    Operating income in fiscal 2008 decreased approximately 21% to $4.3 million from $5.5 million in fiscal 2007.

    Interest and dividend income decreased 6% in fiscal 2008 as a result of lower investment balances and lower interest rates. In fiscal 2007 the same category increased 32% in part from a one-time dividend on a telecom stock.

    Investment earnings of $267,000 on the Alltel and Avaya transactions mentioned above, were recorded in fiscal 2008.

    Effective income tax rates for the Company were 35% for fiscal 2008, and 34.4% for fiscal 2007, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments and the state tax exemption for interest on U.S. Government obligations.

    Net earnings in fiscal 2008 were $3.5 million or $.69 per share compared to $4.2 million or $.82 per share in fiscal 2007.

CRITICAL ACCOUNTING POLICIES

     We have identified accounting for marketable investment securities under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" as a critical accounting policy due to the significance of the amounts included in our balance sheet. The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value. The Company records these investments at their fair value based on quoted market prices with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes. Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

     We have identified accounting for the impairment of long-lived assets under SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount.

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

                                      For the Years Ended
                       June 29,     July 1,     July 2,     July 3,    June 27,
                         2008        2007        2006        2005         2004
                     __________________________________________________________

Operating Revenues   $30,103,846 $31,974,336 $30,320,251 $28,607,145 $28,433,689
Operating Expenses    25,790,753  26,481,388  25,410,113  23,435,145  23,539,032
Interest and dividend
 Income                  811,205     863,983     655,818     609,963     413,738
Investment Earnings
 (loss)                  267,237      (3,613)       -        151,817        -
Gain on Sale of Land,
 Buildings and
 Equipment                45,368      15,557      23,028      65,531   2,201,240
                      __________  __________   _________   _________   _________
Earnings before pro-
 vision for income
 taxes                 5,436,903   6,368,875   5,588,984   5,999,311   7,509,635
 Provision for income
 taxes                 1,902,363   2,179,932   1,949,409   2,150,030   2,807,896
                      __________  __________  __________  __________  __________

Net Earnings         $ 3,534,540 $ 4,188,943 $ 3,639,575 $ 3,849,281 $ 4,701,739

Weighted Average
 Shares Outstanding
 Basic & Diluted       5,135,693   5,136,499   5,136,968   5,137,773   5,138,559

Earnings Per Share
 Basic & Diluted          $.69        $.82        $.71        $.75        $.91

Net Cash Provided by
 Operating Activities $3,499,703  $6,101,075  $4,292,512  $5,503,187  $5,501,857

Cash Dividends Paid   $3,543,631  $2,927,853  $2,876,696  $2,774,419  $2,672,062
Cash Dividends Paid
 Per Share-Class A        $.69        $.57        $.56        $.54        $.52

          -Class B        $.69        $.57        $.56        $.54        $.52

Total Assets         $44,056,750 $45,834,730 $43,130,385 $42,548,998 $40,579,581

Stockholders' Equity $38,214,963 $39,337,237 $37,088,954 $36,191,662 $34,896,581
Net Book Value Per
 Share                   $7.44       $7.66       $7.22       $7.04       $6.79
 Net Earnings as a %
 of Beginning Stock-
 holders' Equity          9.0%       11.3%       10.1%       11.0%       14.3%

Lanes in Operation         756         756         756         716         716
Centers in Operation        19          19          19          18          18

                  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                            June 29, 2008         July 1, 2007
ASSETS
Current Assets
  Cash and cash equivalents (Note 2)          $ 2,129,512          $ 1,547,345
  Short-term investments (Note 3)               6,274,274            7,465,611
  Inventories                                     800,559              581,705
  Prepaid expenses and other                    1,959,849            1,067,523
  Income taxes refundable                         366,984               36,555
  Current deferred income taxes (Note 7)           27,141               29,154
                                               __________           __________
  Total Current Assets                         11,558,319           10,727,893
                                               __________           __________
Land, Buildings and Equipment, Net (Note 4)    24,860,760           25,887,241
                                               __________           __________
Other Assets
  Marketable investment securities (Note 3)     7,008,263            8,620,817
  Cash surrender value-officers'life insurance    529,628              502,099
  Other                                            99,780               96,680
                                               __________           __________
  Total Other Assets                            7,637,671            9,219,596
                                               __________           __________

TOTAL ASSETS                                  $44,056,750          $45,834,730
                                               ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                            $   919,760          $   919,297
  Accrued expenses                              1,147,524            1,067,203
  Dividends payable                               770,353              744,679
  Other current liabilities                       332,385              330,372
                                                _________            _________
Total Current Liabilities                       3,170,022            3,061,551

Long-Term Deferred Compensation                    54,621               59,224
Non-current Deferred Income Taxes (Note 7)      2,617,144            3,376,718
                                                _________            _________
TOTAL LIABILITIES                               5,841,787            6,497,493
                                                _________            _________
Commitments and Contingencies (Note 5)

Stockholders' Equity (Note 8)
  Preferred stock, par value $10 a share
   Authorized and unissued 2,000,000 shares
  Common stock, par value $.10 per share
   Authorized 10,000,000 shares
    Class A outstanding
     3,667,228 and 3,667,254                      366,722              366,725
    Class B outstanding 1,468,462 shares          146,846              146,846
  Additional paid-in capital                    7,478,838            7,478,876
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
     securities, net of tax                     2,281,121            3,368,192
  Retained earnings                            27,941,436           27,976,598
                                               __________           __________
TOTAL STOCKHOLDERS' EQUITY                    $38,214,963          $39,337,237
                                               __________           __________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $44,056,750          $45,834,730
                                              ===========           ==========
The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 BOWL AMERICA INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS & COMPREHENSIVE EARNINGS

                                                    For the Years Ended
                                               June 29, 2008     July 1, 2007

Operating Revenues
 Bowling and other                               $21,430,757      $22,876,620
 Food, beverage and merchandise sales              8,673,089        9,097,716
                                                  __________       __________
                                                  30,103,846       31,974,336
                                                  __________       __________
Operating Expenses
 Compensation and benefits                        13,749,121       14,016,650
 Cost of bowling and other                         6,877,826        6,956,702
 Cost of food, beverage and
   merchandise sales                               2,532,285        2,673,667
 Depreciation and amortization                     1,764,226        1,918,595
 General and administrative                          867,295          915,774
                                                  __________       __________
                                                  25,790,753       26,481,388
                                                  __________       __________
Operating Income                                   4,313,093        5,492,948

 Interest and dividend income                        811,205          863,983
 Investment earnings (loss)                          267,237           (3,613)
 Gain on sale of land, buildings and equipment        45,368           15,557
                                                   __________       __________
Earnings before provision for income taxes         5,436,903        6,368,875
                                                  __________       __________
Provision for income taxes(Note 7)
 Current                                           2,022,306        2,118,337
 Deferred                                           (119,943)          61,595
                                                  __________       __________
                                                   1,902,363        2,179,932
                                                  __________       __________
Net Earnings                                     $ 3,534,540      $ 4,188,943
                                                  __________       __________
Earnings Per Share-Basic & Diluted                      $.69             $.82
                                                         ___              ___

Net Earnings                                     $ 3,534,540      $ 4,188,943

Other Comprehensive (Loss) Gain Net of Tax
 Unrealized gain on available-for-sale securities,
   net of (543,668) and 602,769                     (926,896)       1,027,254
 Reclassification adjustment for (gain) loss
 included in net income net of 98,797 and (1,335)   (160,175)           2,373
                                                   __________       __________
Comprehensive Earnings                           $ 2,447,469      $ 5,218,570
                                                  __________       __________


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                            BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK                             Accumulated
                           _______________________________________   Additional      Other
                           Class A    Class A   Class B    Class B    Paid-In    Comprehensive    Retained
                            Shares     Amount    Shares     Amount     Capital      Earnings       Earnings
___________________________________________________________________________________________________________
Balance, July 2, 2006     3,668,430  $366,843  1,468,462  $146,846   $7,480,615   $2,338,565   $26,756,085
 Purchase of stock           (1,176)     (118)      -         -          (1,739)        -          (15,063)
 Cash dividends paid           -         -          -         -            -            -       (2,208,688)
Accrued dividends declared
  June 19, 2007, payable
  August 10, 2007              -         -          -         -            -            -         (744,679)
Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)           -         -          -         -            -       1,027,254          -
Reclassification adjustment
  for loss included in net income,
  net of tax                   -         -          -         -            -           2,373          -
Net earnings for the year      -         -          -         -            -            -        4,188,943
__________________________________________________________________________________________________________
Balance, July 1, 2007     3,667,254  $366,725  1,468,462  $146,846   $7,478,876   $3,368,192   $27,976,598
Purchase of stock               (26)       (3)      -         -             (38)        -             (397)
Cash dividends paid            -         -          -         -            -            -       (2,798,952)
Accrued dividends declared
  June 17, 2008, payable
  August 6, 2008               -         -          -         -            -            -         (770,353)
Change in unrealized gain on
  available-for-sale securities
  (shown net of tax)           -         -          -         -            -        (926,896)         -
Reclassification adjustment
  for gain included in net income,
    net of tax                 -         -          -         -            -        (160,175)         -
Net earnings for the year      -         -          -         -            -            -        3,534,540
__________________________________________________________________________________________________________
Balance, June 29 2008     3,667,228  $366,722  1,468,462  $146,846   $7,478,838   $2,281,121   $27,941,436

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                     -16-

                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         June 29,     July 1,
                                                           2008        2007
Cash Flows From Operating Activities
 Net earnings                                          $3,534,540  $4,188,943
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                        1,764,226   1,918,595
   (Decrease) increase in deferred income tax            (119,943)     61,595
   Gain on disposition of assets-net                      (45,368)    (15,557)
   (Gain) loss on sale of available-for-sale
    securities                                           (267,237)      3,613
 Changes in assets and liabilities:
   (Increase) decrease in inventories                    (218,854)     43,762
   Increase in prepaid expenses and other                (892,326)    (20,615)
   (Increase) decrease in income taxes refundable        (330,429)    136,318
   Increase in other long-term assets                      (3,100)     (4,205)
   Increase in accounts payable                               463       8,747
   Increase (decrease) in accrued expenses                 80,321    (147,577)
   Increase (decrease) in other current liabilities         2,013     (65,547)
   Decrease in long-term deferred compensation             (4,603)     (6,997)
                                                        _________   _________
Net cash provided by operating activities              $3,499,703  $6,101,075
                                                        _________   _________
Cash Flows from Investing Activities
  Expenditures for land, buildings, equipment            (740,277)   (802,065)
  Sale of assets                                           47,900      59,650
  Sales and maturities (purchases) of
   short-term investments                               1,191,337  (1,820,315)
  Purchases of marketable securities                     (135,831)   (124,425)
  (Increase) decrease in cash surrender value             (27,528)      3,565
  Proceeds from sale of marketable securities             290,932      18,946
                                                        _________   _________
Net cash provided by (used in) investing activities       626,533  (2,664,644)
                                                        _________   _________
Cash Flows from Financing Activities
  Payment of cash dividends                            (3,543,631) (2,927,853)
  Purchase of Class A Common Stock                           (438)    (16,920)
                                                        _________   _________
Net cash used in financing activities                  (3,544,069) (2,944,773)
                                                        _________   _________
Net Increase in Cash and Cash Equivalents                 582,167     491,658
                                                        _________   _________
Cash and Cash Equivalents, Beginning of Year            1,547,345   1,055,687
                                                        _________   _________
Cash and Cash Equivalents, End of Year                 $2,129,512  $1,547,345
                                                        =========   =========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
   Income taxes                                        $2,352,735  $1,993,078

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                     -17-

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


Fiscal Year
    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2008 ended June 29, 2008, and fiscal year 2007 ended July 1, 2007. Fiscal years 2008 and 2007 each consisted of 52 weeks.

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

Depreciation and Amortization
    Depreciation and amortization for financial statement purposes are calculated by use of the straight-line method. Amortization of leasehold improvements is calculated over the estimated useful life of the asset or term of the lease, whichever is shorter. The categories of property, plant, and equipment and the ranges of estimated useful lives on which depreciation



                                     -18-
and amortization rates are based are as follows:

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


Impairment of Long-Lived Assets
    The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss, equal to the difference between the assets' fair value and carrying value, is recognized when the estimated undiscounted future cash flows are less than the carrying amount.

Dividends
    It is the Company's policy to accrue a dividend liability at the time the dividends are declared.

Advertising Expense
    It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending June 29, 2008, and July 1, 2007, were $549,548 and $590,767, respectively.

Inventories
    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of resale merchandise including food and beverage and bowling supplies.

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

Earnings Per Share
    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,135,693, and 5,136,499, for fiscal years 2008 and 2007, respectively.

Comprehensive Earnings
    In accordance with SFAS No. 130 "Reporting Comprehensive Income", a consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the two years in the period ended June 29, 2008.

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

Other Current Liabilities
    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At June 29, 2008, and July 1, 2007 other current liabilities included $334,785, and $317,973, respectively, in prize fund monies.

Reclassifications
     Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards
    Financial Accounting Standards Board Interpretation (FIN) No. 48,
" Accounting for Uncertainty in Income Taxes" was issued in July 2006 and interprets FASB Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted. The Company was required to implement FIN 48 on July 2, 2007. Consequently, the Company analyzed its tax positions and determined that no material tax positions recognition criteria are different under the new standard.

    In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411,
 The Meaning of Present Fairly in Conformity with Generally Accepted
Accounting Principles. The Company does not believe this statement will have a material impact on its financial position or results of operations.

    In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company does not believe this statement will have a material impact on its financial position or results of operations.


2.  CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consisted of the following:

                                              June 29,         July 1,
                                                2008            2007
     Demand deposits and cash on hand       $1,015,558      $  482,667
     Money market funds                        175,645         175,645
     Repurchase agreements                     938,309         889,033
                                             _________       _________

                                            $2,129,512      $1,547,345


3.  INVESTMENTS
    The Company's marketable securities are categorized as available-for-sale securities as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are estimated based on the quoted market price for those securities. Short-term investments consist of certificates of deposits and U.S. Treasury securities with maturities of generally three months to one year. At June 29, 2008, the fair value of short-term investments was $6,274,274. At July 1, 2007, the fair value of short-term investments was $7,465,611. Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders' Equity.

As of June 29, 2008, the Company had $21,130 of gross unrealized losses from its investments in federal agency mortgage backed securities which had a fair value of $2,673,962. As of July 1, 2007, $81,216 gross unrealized losses were from its investments in federal agency mortgage backed securities which had a fair value of $2,479,493.

    The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 29, 2008.

              Less Than 12 Months    12 Months or Greater            Total
              ___________________    ____________________    __________________
               Fair    Unrealized    Fair      Unrealized    Fair    Unrealized
               Value     Losses      Value       Losses      Value     Losses
              ___________________    ____________________   ___________________

Mutual fund  $   -       $  -       $2,673,962   $21,130    $2,673,962  $21,130


    During fiscal 2008, the cumulative losses on the Company's investments in the mutual fund holding mortgage-backed securities, primarily Government National Mortgage Association ("Ginnie Mae"), decreased by approximately $60,000 from $80,000 at the end of the previous year to an unrealized loss of $20,000 as of June 29, 2008. The value of these investments fluctuate based upon the market interest rates and credit quality. To mitigate credit quality risk, the contractual cash flows of the underlying investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the cost of the Company's investment. The Company does not consider these investments to be other-than-temporarily impaired at June 29, 2008.

     The following table summarizes the cost and approximate fair values of equity securities available-for-sale as of June 29, 2008, and July 1, 2007 as follows:


                                   Original      Unrealized        Fair
                                     Cost           Gain          Value
___________________________________________________________________________
June 29, 2008
Securities available-for-sale      $710,799      $3,623,502      $4,334,301

July 1, 2007
Securities available-for-sale      $734,496      $5,406,828      $6,141,324



     This portfolio includes the following telecommunications stocks:

     82,112 shares of AT&T
      2,000 shares of Embarq
        354 shares of Fairpoint Communications
        939 shares of Idearc
        475 shares of LSI
      9,969 shares of Qwest
     40,000 shares of Sprint Nextel
     18,784 shares of Verizon
     11,865 shares of Vodafone
      4,079 shares of Windstream

    In the year ended June 29, 2008, the Company recorded a pre-tax gain of $267,237 from the combination of the sale of its holdings in Alltel and the mandatory conversion of Avaya stock for cash. In the year ended July 1, 2007, the Company sold its holdings in Lucent Technologies for a pre-tax loss of $3,613.


4.  LAND, BUILDINGS, AND EQUIPMENT
    Land, buildings, and equipment, as cost, consisted of the following:


                                              June 29,         July 1,
                                                2008            2007

Buildings                                   $17,541,393     $17,541,393
Leasehold and building improvements           7,031,329       6,787,535
Bowling lanes and equipment                  22,079,218      21,884,653
Land                                         10,590,450      10,590,450
Amusement games                                 844,343         814,345
Bowling lanes and equipment not yet in use      171,630         150,107
                                             __________      __________
                                             58,258,363      57,768,483
Less accumulated depreciation and
  amortization                               33,397,603      31,881,242
                                             __________      __________
                                            $24,860,760     $25,887,241


    Depreciation and amortization expense for buildings and equipment for fiscal years 2008 and 2007 was $1,764,226, and $1,918,595, respectively.
No depreciation expense was recorded for Bowl America Falls Church during the period when it was closed. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.


5.  COMMITMENTS AND CONTINGENCIES
    In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm. The center reopened on March 31, 2008. The Company has business interruption insurance that management believes will cover the lost income of the center while repairs were being made. At June 29, 2008, no final settlement of the loss has taken place. The Company believes that a reasonable estimate for the amount to be recovered is $1,240,000 from the date of the roof damage through June 29, 2008. In fiscal years 2008 and 2007, $800,000 and $440,000, respectively, were recognized as revenue and receivables for those amounts are included in Prepaid expenses and other on the Consolidated Balance Sheets at June 29, 2008 and July 1, 2007, respectively. The estimate was based on the average yearly percentage change in revenues between 2007 fiscal year and 2006 fiscal year multiplied by the prior year earnings of that center and subtracting the year to date earnings up until the roof collapse.

Lease Commitments
    The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

    At June 29, 2008, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

           Year Ending
           2009                                       $272,951
           2010                                        103,413
           2011                                         88,000
           2012                                         88,000
           2013                                         88,000
           Thereafter                                   80,667
                                                       _______
           Total minimum lease payments               $721,031



    Net rent expense was as follows:
                                               For the Years Ended
                                                June 29,   July 1,
                                                  2008      2007

Minimum rent under operating leases             $272,950  $272,704
Excess percentage rents                            4,744    46,562
                                                 _______   _______
                                                $277,694  $319,266


Purchase Commitments
    The Company's purchase commitments at June 29, 2008 are for materials, supplies, services and equipment as part of the normal course of business.

6.  PROFIT-SHARING AND ESOP PLAN
    The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended June 29, 2008, and July 1, 2007, contributions in the amount of $125,000, and $140,000, respectively, were charged to operating expense.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. The value of the Company's contributions to the Plan for fiscal years 2008 and 2007 was $125,000, and $140,000, respectively.

    The Company has no defined benefit plan or other post retirement plan.

7.  INCOME TAXES
    The significant components of the Company's deferred tax assets and liabilities were as follows:
                                               June 29,         July 1,
                                                 2008            2007
         Deferred tax:
            Land, buildings, and equipment   $1,259,692       $1,412,809
            Unrealized gain on available-
              for-sale securities             1,356,702        1,969,749
            Prepaid expenses and other          (26,391)         (34,994)
                                              _________        _________
         Deferred tax liabilities            $2,590,003       $3,347,564

    Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

                              For the Years Ended
                                  2008    2007


Taxes computed at
 statutory rate                   34.0%   34.0%
State income taxes, net
 of Federal income tax
 benefit                           3.8     2.0
Dividends received
 exclusion                        (2.5)    (.9)
All other-net                      (.3)    (.7)
                                  ____    ____
                                  35.0%   34.4%



8.  STOCKHOLDERS' EQUITY
    The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

    At June 29, 2008, and July 1, 2007, the Company had $39,093 in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3 1/2% to 5% and are payable over a term of three years from the date of the agreements which range from 2007 to 2008. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION
   Deferred compensation payable was a total of $54,621 at June 29, 2008, and $59,224 at July 1, 2007. The current portion of these amounts is $8,113 at June 29, 2008, and $7,272 at July 1, 2007, and is included in accrued expenses.

Aronson & Company                                 700 King Farm Boulevard
                                                  Rockville, Maryland 20850
                                                  Phone 301.231.6200
                                                  Fax 301.231.7630

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

We have audited the accompanying consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of June 29, 2008 and July 1, 2007, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of June 29, 2008 and July 1, 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109", July 2, 2007.

Aronson & Company
Rockville, Maryland
September 24, 2008

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

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

 Date:  September 25, 2008

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

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


 Date:  September 25, 2008

 Cheryl A. Dragoo
 Chief Financial Officer











































Exhibit 32
Exhibit 32 to Form 10K

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. 1350

    Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Annual Report on Form 10-K of the Company for the year ended June 29, 2008, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo
Chief Financial Officer

Date:  September 25, 2008































Exhibit 10(a)
Exhibit 10(a) to Form 10-K
                          AMENDED EMPLOYMENT AGREEMENT

              THIS AMENDED AGREEMENT made this 17th day of June 2008, by and between BOWL AMERICA INCORPORATED, hereinafter called "Corporation", and LESLIE H. GOLDBERG, hereinafter called "Goldberg",

              WITNESSETH:

              WHEREAS Corporation's prior Employment Agreement with Goldberg expires on June 29, 2008;

              WHEREAS the parties desire to enter into a new Employment Contract to go into effect on June 30, 2008;

              WHEREAS Goldberg is an important and valuable executive with recognized leadership and experience in the bowling industry, and the Corporation deems it to be in its interest and in the interest of its stockholders to secure Goldberg's services for the Corporation and subsidiaries as may be designated by the Corporation;


              NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter contained, the parties hereby agree as follows:

              1. Corporation hereby employs Goldberg, and Goldberg hereby agrees to work for Corporation for a term of one year commencing June 30, 2008, and expiring at the end of Corporation's next fiscal year on June 28, 2009.

              2. Goldberg shall serve as President of the Corporation, performing the functions and duties normally performed by such an officer.

              3. Goldberg shall devote his full time and attention to the affairs of the Corporation. In the event of a change in the managerial control of the Corporation, Goldberg shall have the option of not performing any services outside of the Greater Washington Area.

              4. Goldberg shall be entitled by way of remuneration for his services the sum of $76,000 per year to be paid in bi-weekly installments. Goldberg shall receive as additional annual compensation payable within seventy-five (75) days after the close of Corporation's fiscal year, two percent (2%) of the consolidated annual net profits prior to income taxes of the Corporation and its subsidiaries that exceeds $2,500,000.00.

              5. In the event that Goldberg leaves the employ of the Corporation at the termination of the contract or in the event that he becomes disabled during the term of this contract so that he cannot carry on his duties as President, he shall act as consultant to the Corporation. He shall receive as compensation an annual sum equal to one-half of the average of his previous 3 years compensation, payable in monthly installments for a term of ten (10) years. Goldberg shall have the option to remain covered by the Corporation's Health Insurance Plan and shall pay the same proportionate amount of the premium as the other Officers of the Corporation.

              6. This Agreement is purely personal with Leslie Goldberg and in the event of his death during the contract period or during the period that he receives income pursuant to Provision No. 5, this Agreement shall terminate and the obligations of the Corporation to make any payments shall cease.

              7. Goldberg hereby agrees that he will not associate himself in any manner with any bowling company or other enterprise, which is or would be in competition with Corporation in the Greater Washington, D.C., area; Greater Baltimore, Maryland, area; Greater Richmond, Virginia, area; and Greater Jacksonville and Orlando, Florida, areas; or in any other area in which Corporation should open a future bowling center during the period that Goldberg is receiving payments pursuant to Provision 5 hereof.



                                                     BOWL AMERICA INCORPORATED


                                                     By  Cheryl A. Dragoo
                                                     Assistant Treasurer



ATTEST:

Michael T. Dick
Assistant Secretary


                                                      Leslie H. Goldberg