Form 10-Q
period 2008-09-28
BOWL AMERICA INC
filed 2008-11-12
CIK 13573

FORM  10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

QUARTER ENDED: SEPTEMBER 28, 2008         COMMISSION FILE NUMBER: 0-1830

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES__ No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer__     Accelerated Filer__      Non-Accelerated Filer __
                    Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined
by Rule 12b-2 of the Exchange Act)    Yes __    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares Outstanding at
                                                            October 28, 2008

   Class A Common Stock, $.10 par value                         3,667,228

   Class B Common Stock, $.10 par value                         1,468,462








PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                                                   Thirteen Weeks Ended
                                             September 28,     September 30,
                                                 2008              2007
Operating Revenues:
  Bowling and other                            $4,778,984          $4,737,705
  Food, beverage and merchandise sales          1,914,956           1,834,747
                                                _________           _________
                                                6,693,940           6,572,452
Operating Expenses:
  Employee compensation and benefits            3,451,100           3,429,689
  Cost of bowling and other services            1,970,647           1,703,517
  Cost of food, beverage and merchandise sales    585,348             561,761
  Depreciation and amortization                   464,641             458,235
  General and administrative                      215,611             260,626
                                                _________           _________
                                                6,687,347           6,413,828

Operating Income                                    6,593             158,624

Interest and dividend income                      182,377             208,564
                                                _________           _________

Earnings before provision for income taxes        188,970             367,188

Provision for Income Taxes                         66,000             128,300
                                                _________           _________

Net Earnings                                   $  122,970          $  238,888
                                                =========           =========
Earnings per share-basic and diluted                $ .02                $.05
                                                      ===                 ===

Weighted average shares outstanding             5,135,690           5,135,704

Dividends paid                                  $ 770,353           $ 744,679

Per share, dividends paid, Class A                   $.15               $.145
Per share, dividends paid, Class B                   $.15               $.145

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                (Unaudited)
Net Earnings                                   $  122,970           $ 238,888
Other comprehensive (loss) gain, net of tax
 Unrealized (loss) gain on available-for-sale
  securities, net of ($146,546) and $43,278      (249,899)             73,833
                                                 ________            ________
Comprehensive (loss) earnings                  $ (126,929)          $ 312,721
                                                 ========            ========
The operating results for the thirteen (13) week period ending September 28, 2008 are not necessarily indicative of results to be expected for the year.
       See notes to condensed consolidated financial information.



               BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                 Condensed  Consolidated Balance Sheets
                                (Unaudited)
                                                         As of
                                           _____________________________
                                           September 28,        June 29,
                                               2008               2008
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 2,980,996      $ 2,129,512
  Short-term investments                      5,262,588        6,274,274
  Inventories                                   740,275          800,559
  Prepaid expenses and other                  1,854,475        1,959,849
  Income taxes refundable                       366,984          366,984
  Current deferred income taxes                  27,141           27,141
                                             __________       __________
      TOTAL CURRENT ASSETS                   11,232,459       11,558,319
LAND, BUILDINGS & EQUIPMENT
  Net of accumulated depreciation of
    $33,862,244 and $33,397,603              24,591,060       24,860,760
OTHER ASSETS:
  Marketable investment securities            6,646,971        7,008,263
  Cash surrender value-life insurance           530,527          529,628
  Other                                          99,780           99,780
                                             __________       __________
      TOTAL OTHER ASSETS                      7,277,278        7,637,671
                                             __________       __________

TOTAL ASSETS                                $43,100,797      $44,056,750
                                             ==========       ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   678,980      $   919,760
  Accrued expenses                              850,012        1,147,524
  Dividends payable                             770,353          770,353
  Income taxes payable                           64,250             -
  Other current liabilities                     894,332          332,385
                                             __________       __________

      TOTAL CURRENT LIABILITIES               3,257,927        3,170,022
LONG-TERM DEFERRED COMPENSATION                  54,621           54,621
NONCURRENT DEFERRED INCOME TAXES              2,470,568        2,617,144
                                             __________       __________

TOTAL LIABILITIES                             5,783,116        5,841,787

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $10 a share:
    Authorized and unissued,
      2,000,000 shares                              -                -
  Common stock, par value $.10 a share:
    Authorized, 10,000,000 shares
      Class A issued and outstanding
       3,667,228 shares                         366,722          366,722
      Class B issued and outstanding
       1,468,462 shares                         146,846          146,846
  Additional paid-in capital                  7,478,838        7,478,838
  Accumulated other comprehensive earnings-
    Unrealized gain on available-for-sale
    securities, net of tax                    2,031,222        2,281,121
  Retained earnings                          27,294,053       27,941,436
                                             __________       __________

TOTAL STOCKHOLDERS'EQUITY                    37,317,681       38,214,963
                                             __________       __________

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $43,100,797      $44,056,750
                                             ==========       ==========

       See notes to condensed consolidated financial statements.






            BOWL AMERICA INCORPORATED AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 Thirteen Weeks Ended
                                             September 28, September 30,
                                                 2008          2007
Cash Flows From Operating Activities
  Net earnings                                $  122,970    $  238,888
Adjustments to reconcile net earnings
   to net cash provided by
    operating activities:
    Depreciation and amortization                464,641       458,235
 Changes in assets and liabilities
   Decrease (increase) in inventories             60,284      (139,057)
   Decrease (increase) in prepaid & other        105,374      (194,432)
   Decrease in income taxes refundable              -           36,555
   Increase in income taxes payable               64,250        20,146
   Decrease in other long-term assets                              300
   Decrease in accounts payable                 (240,780)     (255,552)
   Decrease in accrued expenses                 (297,512)     (196,139)
   Increase in other current liabilities         561,947       547,010
                                                ________      ________
Net cash provided by
   operating activities                          841,174       515,954
                                                ________     _________

Cash flows from investing activities
   Expenditures for land, building and equip    (194,941)     (213,648)
   Net sales and maturities of short-term
    investments                                1,011,686     1,262,246
   Purchase of marketable securities             (35,183)      (33,862)
   Increase in cash surrender value                 (899)       (2,214)
                                               _________     _________
Net cash provided by investing activities        780,663     1,012,522
                                               _________     _________

Cash flows from financing activities
   Payment of cash dividends                    (770,353)     (744,679)
   Purchase of Class A Common Stock                 -             (438)
                                                ________     _________
Net cash used in financing activities           (770,353)     (745,117)
                                               _________     _________
Net Increase in Cash and Equivalents             851,484       783,359
                                               _________     _________
Cash and Equivalents, Beginning of quarter     2,129,512     1,547,345
                                               _________     _________
Cash and Equivalents, End of quarter          $2,980,996    $2,330,704
                                               =========     =========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Quarter for:
    Income taxes                                 $ 1,750      $ 71,300

       See notes to condensed consolidated financial information.


               BOWL AMERICA INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Thirteen Weeks Ended
                          September 28, 2008
                             (Unaudited)

1.  Basis for Presentation
    The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of June 29, 2008 has been derived from the Company's June 29, 2008 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 29, 2008.

2.  Marketable Equity Securities
    Marketable equity securities, available for sale, are carried at fair value in accordance with the provisions of SFAS No. 115. Fair value is determined based on quoted market prices in an active market. At September 28, 2008, the fair value of these securities was $3,924,668, with an original cost of $710,799, resulting in an unrealized gain of $3,213,869.
    The telecommunications stocks included in the portfolio as of September 28, 2008 were:

      82,112 shares of AT&T                         2,000 shares of Embarq
         354 shares of Fairpoint Communications       939 shares of Idearc
         475 shares of LSI                          9,969 shares of Qwest
      40,000 shares of Sprint                      18,784 shares of Verizon
      11,865 shares of Vodafone                     4,079 shares of Windstream

3.  Commitments and Contingencies

    The Company's purchase commitments at September 28, 2008, are for materials, supplies, services and equipment as part of the normal course of business.
    In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm. The center reopened on March 31, 2008. The Company has made a claim under its business interruption insurance for the lost income of the center from the time of its closure up to March 30, 2008, the date of reopening and will make a separate claim for lost income during the period of restoration of business. At September 28, 2008, no final settlement of the loss has taken place. The Company believes that the reasonable estimate for the amount to be recovered is at least $1,300,000 from the date of the roof damage through September 28, 2008. Of this amount, $440,000 was recognized as revenue in fiscal year 2007, $800,000 was recognized as revenue in fiscal year 2008 and the remaining
$60,000 has been recognized as revenue in the quarter ended September 28, 2008 and a receivable for that amount has been included in the category Prepaid expenses and other on the Condensed Consolidated Balance Sheets at September 28, 2008. The estimate was based on the average yearly percentage change in revenues between 2007 and 2006 comparable fiscal quarters multiplied by the prior year earnings of that center.

4.  Employee benefit plans
    The Company has two defined contribution plans with Company contributions determined by the Board of Directors. The Company has no defined benefit plan or other postretirement plan.

5.  Reclassifications
    Certain previous year amounts have been reclassified to conform with current year presentation.

6.  Fair Value
    The Company adopted Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements", as of September 28, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
    Level 1. Observable inputs such as quoted prices in active markets;
    Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

      a.) Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.
      b.) Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost).
      c.) Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

    The Company measures its derivative financial instruments at fair value on a recurring basis. The fair value measurements fall within Level 1 in the fair value hierarchy. The fair values are based on quoted market prices in actively traded markets.

    The following table presents the Company's marketable securities and short-term investments measured at fair value at September 28, 2008:

     Short term investments                                   $ 5,262,588
     Marketable equity securities                             $ 6,646,971
                                                               __________
                                                              $11,909,559

7.  Recent Accounting Pronouncements
    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
    However in February 2008, the FASB issued FASB Staff Position ("FSP")
No. 157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective July 2008, the Company adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The Company is evaluating the applicability of SFAS 157 as it applies to non-financial assets.
    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities" including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company did not elect to apply the provisions of SFAS 159 to its existing financial instruments at September 28, 2008.
    In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:

     Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141(R)"), "Business Combinations;" and

     Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Non-controlling Interests in Consolidated Financial Statements" an amendment of ARB No.51.

    SFAS 141(R) provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and non-controlling interests, if any, acquired in a business combination. SFAS 160 will change the accounting and reporting for minority interests, which will be treated as non-controlling interests and classified as a component of equity. Both standards are effective for fiscal years beginning after December 15, 2008, and are applicable to the Company for fiscal 2010. Early adoption is prohibited. The Company is currently evaluating both standards.

    In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133", which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company's financial position, financial performance, and cash flows. SFAS No. 161 is effective for interim periods beginning after November 15, 2008. The Company does not believe this statement will impact future disclosures because the Company does not engage in hedging activities nor invest in derivative instruments.

    In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards ("IFRS") for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and fiscal 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    Short-term investments, consisting mainly of Certificates of Deposits, and cash totaled $8,244,000 at the end of the first quarter of fiscal 2009 or $160,000 lower than at the beginning of the quarter.

    In the three-month period ended September 28, 2008, the Company expended approximately $195,000 for purchase of bowling and restaurant equipment. The Company has made no application for third party funding as cash and cash flow are sufficient to finance all currently contemplated purchases and to meet short-term commitments.

    The Company's holdings of marketable securities, including telecommunications stocks, are a further source of expansion capital. These marketable securities are carried at their fair value on the last day of the quarter. For the three-month period ended September 28, 2008, the market value decreased by $361,000 to approximately $6,647,000.

    While no factors calling for a change in the dividend rate are apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and its estimate of future opportunities.

    On September 25, 2008, the Board of Directors declared a cash dividend of $.15 per share on its Class A and Class B stock to holders of record on October 22, 2008, payable November 12, 2008.


RESULTS OF OPERATIONS

    The Company's Falls Church center reopened March 31, 2008 after temporary closure in February 2007 when its roof was damaged by an ice storm. Nineteen centers were in operation in the current year quarter and eighteen centers were in operation in the prior year first quarter. All comparisons in this report are affected by the change in the number of locations in operation in the periods. Management also believes that the unstable economy is causing and may continue to cause people to limit their recreation spending.

    The Company has made a claim under its business interruption insurance for lost income from its Falls Church center for the time of its closure up to the date of reopening. The Company has not yet received payment from the insurance company for the income lost during the temporary closure nor for the business restoration period after reopening, but the Company believes it will recover at least $60,000 of lost revenues, included in Operating Revenues in this report, for the period June 30, 2008 through September 28, 2008. Last year's comparable period included $200,000 in expected insurance recovery.

    Net earnings were $122,970 in the quarter ended September 28, 2008 and $238,888 in the quarter ended September 30, 2007, or $.02 and $.05 per share for the first quarters of fiscal 2009 and 2008, respectively. The operating results for the period included in this report are not necessarily indicative of results to be expected for the year.

    Operating revenues increased 2% or $121,000 in the fiscal year 2009 first quarter versus a decrease of 8% or $570,000 in the prior year comparable three-month period. Bowling and other revenue increased 1% or $41,000 in the current year first quarter versus a decrease of 8% or $374,000 in the prior year first quarter.

    Food, beverage and merchandise sales were up 4% or $80,000 in the current three-month period and were down 9% or $176,000 in the comparable prior year period. Cost of sales increased in response to the higher sales.

    Operating expenses were up 4% or $274,000 in the current three-month period and were down 2% or $100,000 in the comparable period last year. Employee compensation and benefits were up 1% in the current year first quarter and were flat in the prior year first quarter.

    Cost of bowling and other services increased 16% or $267,000 in the first quarter of fiscal 2009 versus a 4% decrease or $80,000 in the quarter ended September 30, 2007. Advertising and promotion expense increased 37% or $53,000 in the current year quarter and 5% in the prior year comparable quarter. Maintenance and repair expense increased 32% or $63,000 in the current year quarter and decreased 9% or $20,000 in the prior year quarter. Supplies and services expenses increased 6% and 3% in the current year and prior year three-month periods, respectively. Utility costs for the quarter were up 19% or $76,000 in the first quarter of the current year and down 1% in the prior year first quarter.

    Rent expense decreased 6% in the current year quarter, primarily as a result of a decrease in percentage rent. Insurance expense excluding health insurance was flat in the current year quarter and decreased 10% in the prior year quarter.

    Depreciation and amortization expense increased 1% in the current year quarter and decreased 5% in the prior year comparable period.

    Interest and dividend income declined 13% in the current year period primarily due to lower interest rates.

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

ITEM 4T. CONTROLS AND PROCEDURES.

    The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 28, 2008. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 28, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





                   BOWL AMERICA INCORPORATED AND SUBSIDIARIES
                                  S.E.C. FORM 10-Q
                                 September 28, 2008

                            PART II - OTHER INFORMATION

Item 6      Exhibits

      20      Press release issued November 11, 2008 (furnished herewith)

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


                                                 Bowl America Incorporated
                                                       (Registrant)

Date: November 11, 2008                          By: Leslie H. Goldberg
                                                 Leslie H. Goldberg, President



Date: November 11, 2008                          By:  Cheryl A. Dragoo
                                                 Cheryl A. Dragoo, Controller









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

Date:  November 11, 2008                              Leslie H. Goldberg
                                                      Leslie H. Goldberg
                                                      Chief Executive Officer






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


Date:  November 11, 2008                              Cheryl A. Dragoo
                                                      Cheryl A. Dragoo
                                                      Chief Financial Officer








Exhibit 32
Exhibit 32 to Form 10-Q

Written Statement of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. Section 1350

     Solely for the purposes of complying with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of Bowl America Incorporated (the "Company"), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the period ended September 28, 2008, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Leslie H. Goldberg
Leslie H. Goldberg
Chief Executive Officer


Cheryl A. Dragoo

Cheryl A. Dragoo
Chief Financial Officer

Date:  November 11, 2008








EXHIBIT 20 Press release dated November 11, 2008


For Immediate Release                                        November 11, 2008


               BOWL AMERICA REPORTS FIRST QUARTER EARNINGS

Bowl America Incorporated today reported earnings for its first quarter ended September 28, 2008, decreased to $.02 per share from $.05 in the prior year's first quarter. Revenues rose 2% to $6.7 million, however a 4% increase in operating expenses was the primary cause for the decline in earnings.

The bowling business is highly seasonal in nature and the first quarter includes two of the three lowest traffic months. Management believes that the uncertainty in the current economic climate has put pressure on recreational spending. However, the winter bowling season started with slightly higher league play than last year.

Bowl America operates 19 bowling centers and its Class A Common Stock trades on the American Stock Exchange with the symbol BWLA. The Company's S.E.C. Form 10-Q is available through the Company's web site at
www.bowlamericainc.com.
                                  * * * *

                         BOWL AMERICA INCORPORATED
                           Results of Operations
                               (Unaudited)
			      		       Thirteen		  Thirteen
                                              Weeks Ended        Weeks Ended
                                               09/28/08           09/30/07
Operating Revenues
  Bowling and other                            $4,778,984         $4,737,705
  Food, beverage and merchandise sales          1,914,956          1,834,747
                                                _________          _________
                                                6,693,940          6,572,452

Operating expenses excluding
  depreciation and amortization                 6,222,706          5,955,593
Depreciation and amortization                     464,641            458,235
Interest and dividend income                      182,377            208,564
Earnings before taxes                             188,970            367,188
Net Earnings                                    $ 122,970         $  238,888
Weighted average shares
    outstanding                                 5,135,690          5,135,704
EARNINGS PER SHARE                                    .02                .05

                                  * * * *
                       SUMMARY OF FINANCIAL POSITION
                               (Unaudited)
                          Dollars in Thousands
                                                       09/28/08       09/30/07
ASSETS
Total current assets including cash and
  short-term investment of $ 8,244 and $8,534         $  11,232      $  10,546
Property and investments                                 31,869         35,015
                                                         ______         ______
TOTAL ASSETS                                          $  43,101      $  45,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                             $   3,258      $   3,177
Other liabilities                                         2,525          3,479
Stockholders' equity                                     37,318         38,905
                                                         ______         ______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  43,101      $  45,561