Form 10-K/A
period 2008-06-29
BOWL AMERICA INC
filed 2008-12-24
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K/A No. 1

                                   AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

          The Registrant hereby amends the following items in its Annual Report on Form 10-K for the fiscal year ended June 29, 2008:

                Item 6 (Selected Financial Data)
                Item 7 (Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations
                Item 8 (Financial Statements)
                Item 15(Exhibits and Financial Statements)

                               SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOWL AMERICA INCORPORATED
                                          (Registrant)

                                          By:  /s/Cheryl A. Dragoo
                                               ___________________
                                               Cheryl A. Dragoo
                                               Chief Financial Officer

    December 24, 2008














                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 29, 2008, are incorporated into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management's Discussion & Analysis (Item 7) and financial statements (Item 8) attached to and included in this filing are incorporated by reference and filed as exhibits hereto.






















































Introduction - The purpose of this amendment is to respond to a letter of comments received from the SEC Staff requesting that (i) the materials set forth later in the filing providing the disclosures called for by Items 6, 7 and 8 be specifically incorporated by reference and filed as exhibits hereto, (ii) the Management's Discussion & Analysis set forth certain expanded disclosures, and (iii) Note 2 to the financial statements be expanded.



















































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

               31.1 Written statement of Chief Executive Officer (Rule 13a-14a Certification)
               31.2 Written statement of Chief Financial Officer (Rule 13a-14a Certification)
               32 Written statement of Chief Executive and Chief Financial Officers (Section 1350 Certifications)
               99(a) Selected Financial Data (Item 6), set forth as page 14 hereof
               99(b) Management's Discussion & Analysis of Financial Condition
                     and Results of Operations (Item 7), set forth as pages 10-13 hereof
               99(c) Consolidated Financial Statements (Item 8), set forth as pages 15-26 hereof







                                      -6-













































Exhibit 99(b)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND REULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan. A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income. For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth. During times of volatility the Company places excess funds primarily in short-term, relatively liquid investments such as government backed treasury funds or certificates of deposits. As a long-standing policy long-term investments were made in domestically domociled stocks with the preceived potential of appreciation and safety, primarily telecommunications stocks and in the Government National Mortgage Association ("Ginnie Mae") fund.

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

    Cash dividends totaling $3.5 million, or $.69 per share, including a $.10 per share special dividend on the 50th anniversary of the opening of Bowl America's first location, were paid to shareholders during the 2008 fiscal year, making this the thirty-sixth consecutive year of increased dividends per share. In June 2008, the Company declared a quarterly $.15 per share dividend paid in August 2008. While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.
                                     -10-
OVERVIEW

     The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims. About half of our business comes from the steady league bowlers which appears to have ended its long-term decline. The other half is from casual bowlers and groups and generally depends on the public's discretionary budget dollars and their choices. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive. Bowling has those advantages. However the longer the economy remains unstable, the less willing people are to spend on other than necessities. Weather is also a factor, especially for casual bowlers. While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered. Fiscal 2009 will be a challenging period but our response will be helped by having the resources to be able to promote the sport.

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

     The following table sets forth the items in our consolidated summary of operations for the fiscal years ended June 29, 2008 and July 2, 2007, and the dollar and percentage changes therein.

SUMMARY OF OPERATIONS
(dollars in thousands)
                                       2008      2007      Change   % Change
Operating Revenues:
  Bowling and other                  $21,431   $22,876    $(1,445)    (6.3)%
  Food, beverage & merchandise sales   8,673     9,098       (425)    (4.7)
                                      ______    ______     ______
                                      30,104    31,974     (1,870)    (5.8)
Operating Expenses:
  Compensation & benefits             13,749    14,017       (268)    (1.9)
  Cost of bowling & other              6,878     6,957        (79)     (.9)
  Cost of food, beverage & merch sales 2,532     2,673       (141)    (5.3)
  Depreciation & amortization          1,764     1,918       (154)    (8.0)
  General & administrative               868       916        (48)    (5.2)
                                      ______    ______     ______
                                      25,791    26,481       (690)    (2.6)

Operating Income                       4,313     5,493     (1,180)   (21.4)

  Interest & dividend income             811       864        (53)    (6.1)
  Investment earnings (loss)             267        (4)       271     67.8
  Gain on sale of assets                  46        16         30    200.0

Earnings before taxes                  5,437     6,369       (932)   (14.6)
Income taxes                           1,902     2,180       (278)   (12.7)
                                      ______    ______     ______
Net Earnings                         $ 3,535   $ 4,189     $ (654)   (15.6)



Operating Revenues
    Fiscal 2008 saw lower traffic than the prior year resulting in lower revenues for both bowling and food service sales. Management believes the negative impact of rising gasoline prices and uncertain economic conditions reduced customers' discretionary spending. In addition, the Falls Church bowling center was in operation for only three months in fiscal 2008 versus seven and one-half months in fiscal 2007. Fiscal year 2007 included a full year of business at the Bowl America Short Pump location opened in January 2006. Operating reveunes decreased $1,870,000 in fiscal 2008 and increased approximately $1,654,000 in fiscal 2007. Bowling and other revenue decreased $1,446,000 in fiscal 2008 and increased $1,241,000 in fiscal 2007. Food, beverage and merchandise sales declined $425,000 in fiscal 2008 and rose $413,000 in fiscal 2007.

Operating Expenses
    Total operating expenses decreased $691,000 in fiscal 2008 partially due to the operation of one fewer center for the first three quarters, and increased $1,071,000 in fiscal 2007, the first full year of operaton for Bowl America Short Pump. Costs for employee compensation and benefits were down 2% in fiscal 2008 and up 5% in the prior year period. Approximately half the decrease in fiscal 2008 was the reduced payroll at the Falls Church location. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

    Cost of bowling and other services decreased 1% and increased 3% in fiscal years 2008 and 2007, respectively. Maintenance expense decreased 13% in fiscal 2008 and increased 4% in fiscal 2007. Fiscal 2007 included the deductible expense for Falls Church's roof repair and a major plumbing repair at one center. Snow removal expense declined in fiscal 2008. Supplies expense dropped 10% in fiscal 2008 and was up 17% in fiscal 2007. The initial supplies for new point-of-sale systems purchase in the prior year and entertainment supplies were responsible for the majority of the increase in fiscal 2007. Advertising costs decreased $41,000 or 7% in fiscal 2008 compared to a decrease of $91,000 or 13% in fiscal 2007. Utility costs were up 3% in fiscal 2008 and 4% in fiscal 2007 primarily as a reult of increased electric costs.

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

Interest and Dividend Income
    Interest and dividend income decreased 6% in fiscal 2008 as a result of lower interest rates on investments and lower investment balances that were brought about by lower cash flows from operations, primarily the closure of Falls Church from February 2007 through March 2008, and the increased dividends dividends paid by the Company on its Common Stock during the year including the $.10 per share extra dividend paid in January 2008. Falls Church is now contributing to cash flows however interest rates have not increased. In fiscal 2007 the same category increased 32% in part from a one-time dividend on a telecom stock.

Investment Earnings
    Investment earnings of $267,000 on the Alltel and Avaya transactions mentioned above, were recorded in fiscal 2008.

Income Taxes
    Effective income tax rates for the Company were 35% for fiscal 2008, and 34.4% for fiscal 2007, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments and the state tax exemption for interest on U.S. Government obligations.

Net Earnings
    Net earnings in fiscal 2008 were $3.5 million or $.69 per share compared to $4.2 million or $.82 per share in fiscal 2007.

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

Exhibit 99(a)  Selected Financial Data

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

Exhibit 99(c) Consolidated Financial Statements

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

                                     -18-

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

Depreciation and Amortization
    Depreciation and amortization for financial statement purposes are calculated by use of the straight-line method. Amortization of leasehold improvements is calculated over the estimated useful life of the asset or term of the lease, whichever is shorter. The categories of property, plant, and equipment and the ranges of estimated useful lives on which depreciation



                                     -19-
and amortization rates are based are as follows:

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

    The Company's money market funds invest in short-term government securities. The Company's overnight repurchase agreements have restrictions that allow funds to be invested only in government backed securities. The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

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

 Date:  December 24, 2008

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


 Date:  December 24, 2008

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

Date:  December 24, 2008