Form 10-Q
period 2008-12-28
BOWL AMERICA INC
filed 2009-02-11
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 28, 2008

COMMISSION FILE NUMBER: 0-1830

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S.Employer Identification No)

6446 Edsall Road, Alexandria, Virginia  22312
(Address of principal executive offices)(Zip Code)

(703) 941-6300
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,”  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer__	Accelerated Filer__	Non-Accelerated Filer __	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes __    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares Outstanding at
January 25, 2009
Class A Common Stock,
$.10 par value	3,662,711

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Operating Revenues:
Bowling and other	$5,322,923	$5,358,863	$10,059,907	$9,950,568
Food, beverage and merchandise sales	2,223,251	2,147,450	4,120,207	3,928,197
	7,546,174	7,506,313	14,180,114	13,878,765

Operating Expenses:
Employee compensation and benefits	3,369,303	3,409,296	6,820,403	6,838,985
Cost of bowling and other services	1,810,558	1,703,610	3,781,205	3,407,127
Cost of food, beverage and merchandise sales	679,773	655,079	1,265,121	1,216,840
Depreciation and amortization	459,922	458,701	924,563	916,936
Recoveries	-	(157,000)	(60,000)	(357,000)
General and administrative	250,843	135,775	466,454	396,401
	6,570,399	6,205,461	13,197,746	12,419,289

Operating Income	975,775	1,300,852	982,368	1,459,476
Investment earnings	-	267,237	-	267,237
Interest and dividend income	165,877	188,857	348,254	397,421

Earnings before provision for income
taxes	1,141,652	1,756,946	1,330,622	2,124,134
Provision for income taxes	397,800	630,700	463,800	759,000

Net Earnings	$743,852	$1,126,246	$866,822	$1,365,134

Earnings per share-basic & diluted	$.15	$.22	$.17	$.27

Weighted average shares outstanding	5,134,182	5,135,690	5,134,936	5,135,697

Dividends paid	$770,354	$744,677	$1,540,707	$1,489,356

Per share, dividends paid, Class A	$.15	$.145	$.30	$.29

Per share, dividends paid, Class B	$.15	$.145	$.30	$.29

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 28, 2008 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net Earnings	$743,852	$1,126,246	$866,822	$1,365,134
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-
for-sale securities net of tax of
($160,727) and ($78,476) for 13 weeks,
and ($307,273) and ($35,198) for 26 weeks	(273,969)	(133,844)	(523,868)	(60,011)
Add: reclassification adjustment for
(gain)loss included in net income,
net of tax of $98,797	-	(160,175)	-	(160,175)

Comprehensive earnings	$469,883	$832,227	$342,954	$1,144,948

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 28, 2008 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets
(Unaudited)

	As of
	December 28,	June 29,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,441,923	$2,129,512
Short-term investments	6,198,760	6,274,274
Inventories	657,170	800,559
Prepaid expenses and other	1,555,805	1,959,849
Income taxes refundable	366,984	366,984
Current deferred income taxes	27,141	27,141
TOTAL CURRENT ASSETS	12,247,783	11,558,319
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of
$34,254,194 and $33,397,603	24,266,029	24,860,760
OTHER ASSETS:
Marketable securities	6,246,360	7,008,263
Cash surrender value-life insurance	504,777	529,628
Other	99,780	99,780
TOTAL OTHER ASSETS	6,850,917	7,637,671
TOTAL ASSETS	$43,364,729	$44,056,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$601,195	$919,760
Accrued expenses	793,437	1,147,524
Dividends payable	769,676	770,353
Income taxes payable	71,590	-
Other current liabilities	1,792,378	332,385
TOTAL CURRENT LIABILITIES	4,028,276	3,170,022
LONG-TERM DEFERRED COMPENSATION	54,621	54,621
NONCURRENT DEFERRED INCOME TAXES	2,309,871	2,617,144

TOTAL LIABILITIES	6,392,768	5,841,787

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding
3,662,711 and 3,667,228	366,270	366,722
Class B issued and outstanding
1,468,462 shares	146,846	146,846
Additional paid-in capital	7,472,157	7,478,838
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	1,757,253	2,281,121
Retained earnings	27,229,435	27,941,436

TOTAL STOCKHOLDERS'EQUITY	36,971,961	38,214,963

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$43,364,729	$44,056,750

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	December 28,	December 30,
	2008	2007
Cash Flows From Operating Activities
Net earnings	$866,822	$1,365,134
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
Depreciation and amortization	924,563	916,936
(Gain)loss on sale of available for
sale securities	-	(267,237)
Changes in assets and liabilities
Decrease (increase)in inventories	143,389	(54,610)
Decrease (increase) in prepaid & other	404,044	(283,690)
Decrease in income taxes refundable	-	36,555
Increase in income taxes payable	71,590	209,246
Increase in other long-term assets	-	(1,000)
Decrease in accounts payable	(318,565)	(261,826)
Decrease in accrued expenses	(354,087)	(294,089)
Increase in other current liabilities	1,459,993	1,389,995
Net cash provided by
operating activities	3,197,749	2,755,414

Cash Flows From Investing Activities
Expenditures for land, building and equip	(329,832)	(390,098)
Net sales & maturities of short-term
investments	75,514	963,576
Proceeds from sale of marketable securities	-	290,932
Purchases of marketable securities	(69,238)	(68,206)
Decrease (increase) in cash surrender value	24,851	(2,214)
Net cash provided by (used in)
investing activities	(298,705)	793,990

Cash Flows From Financing Activities
Payment of cash dividends	(1,540,707)	(1,489,356)
Purchase of Class A Common Stock	(45,926)	(438)

Net cash used in financing activities	(1,586,633)	(1,489,794)

Net Increase in Cash and Equivalents	1,312,411	2,059,610

Cash and Equivalents, Beginning of period	2,129,512	1,547,345

Cash and Equivalents, End of period	$3,441,923	$3,606,955

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$390,210	$513,198

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twenty-six Weeks Ended
December 28, 2008
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

2.  Marketable Equity Securities

Marketable equity securities, available for sale, are carried at fair value in accordance with the provisions of SFAS No. 115.  Fair value is determined based on quoted market prices in an active market.  At December 28, 2008, the fair value of these securities was $3,415,302, with an original cost of $710,799, resulting in an unrealized gain of $2,704,503.

The telecommunications stocks included in the portfolio as of December 28, 2008 were:

82,112 shares of AT&T	2,000 shares of Embarq
354 shares of Fairpoint Communications	939 shares of Idearc
475 shares of LSI	9,969 shares of Qwest
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

3.  Commitments and Contingencies

The Company’s purchase commitments at December 28, 2008, are for materials, supplies, services and equipment as part of the normal course of business.

In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  The Company has made a claim under its business interruption insurance for the lost income of the center from the time of its closure up to March 31, 2008, the date of reopening and will make a separate claim for lost income during the period of restoration of business.  At December 28, 2008, no final settlement of the loss has taken place.  The Company believes that the reasonable estimate for the amount to be recovered is at least $1,300,000 from the date of the roof damage through December 28, 2008.  Of this amount, $440,000 was recognized as recovery in fiscal year 2007, $800,000 was recognized as recovery in fiscal year 2008 and the remaining $60,000 has been recognized as recovery in the six-month period ended December 28, 2008 and a receivable for that amount has been included in the category Prepaid expenses and other on the Condensed Consolidated Balance Sheets at December 28, 2008.  The estimate was based on the average yearly percentage change in revenues between 2007 and 2006 comparable fiscal quarters multiplied by the prior year earnings of that center.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5.  Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a long-standing policy long-term investments were made in domestically domiciled stocks with the perceived potential of appreciation and safety, primarily telecommunications stocks and in the Government National Mortgage Association (“Ginnie Mae”) fund.

Telecom stocks AT&T and United Telecommunications (now Sprint) were purchased in 1979 and 1984, respectively, as an alternative to cash investments and to diversify investment holdings held in reserve.  The criteria at that time were that the stock purchased be of a domestic American corporation, be liquid and be relatively stable.  All stocks in our portfolio have come from spin-offs, mergers and acquisitions of the original two companies.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales, and over $2,500,000 in dividends.

The Company's position in marketable securities is a source of expansion capital.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on December 28, 2008 was approximately $6,246,000, a decrease of $401,000 from September 28, 2008.  During the second quarter of fiscal year 2008, the Company received approximately $291,000 from a combination of the sale of its Alltel holdings and the mandatory conversion of Avaya stock for cash.  The Board of Directors reviews the portfolio and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities in the twenty-six weeks ended December 28, 2008 was $3,200,000 which was sufficient to meet day-to-day cash needs.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $9,641,000 at the end of the fiscal second quarter of 2009 compared to $8,404,000 at the end of fiscal 2008.  In the third quarter of fiscal 2007, a bowling center in Falls Church, Virginia, was temporarily closed due to roof damage caused by an ice storm.  The building remained closed for repairs through the first three quarters of fiscal 2008, reopening on March 31, 2008, the first day of the fiscal year 2008 fourth quarter.

In the six-month period ended December 28, 2008, the Company expended approximately $330,000 for the purchase of entertainment and restaurant equipment.  The Company is considering additional properties for the development of new bowling centers.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

Cash dividends totaling $1.5 million, or $.30 per share, were paid to shareholders during the six-month period ended December 28, 2008.  In December 2008, the Company declared a quarterly $.15 per share dividend payable February 11, 2009.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  About half of our business comes from the steady league bowlers.  The other half is from casual bowlers and groups and generally depends on the public’s discretionary budget dollars and their choices.  An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  Fiscal year 2009 has been and will continue to be a challenging period but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

The Company temporarily closed its existing Falls Church, Virginia, bowling center in February 2007 when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  Nineteen centers were in operation in the current six-month period, and eighteen centers were operating during the comparable period in the prior year.  All comparisons of revenues and expenses in this discussion and throughout the report are affected by the change in the number of centers in operation in fiscal years 2009 and 2008.

Net earnings were $743,852 or $.15 per share for the thirteen-week period ended December 28, 2008, and $1,126,246 or $.22 per share for the thirteen weeks ended December 30, 2007.  For the current twenty-six week period net earnings per share were $866,822 or $.17 per share compared to $1,365,134 or $.27 per share for the comparable period a year ago.  Approximately $.03 per share of the prior year quarter and year-to-date earnings are attributable to the after tax gain on the Company’s sale of its investment holdings in Alltel and Avaya.  The operating results for fiscal 2009 periods included in this report are not necessarily indicative of results to be expected for the year.

The Company has made a claim under its business interruption insurance for lost income from its Falls Church center for the time of its closure up to the date of reopening.  The Company has not yet received payment from the insurance company for the income lost during the temporary closure nor for the business restoration period after reopening, but the Company believes it will recover $60,000 of lost income, included as a credit in Operating Expenses, for the period June 30, 2008 through December 28, 2008.  Estimated insurance recovery of $357,000 was included in the same category in fiscal 2008.

The following table sets forth the items in our consolidated summary of operations for the fiscal quarters ended December 28, 2008, and December 30, 2007, and the dollar and percentage changes therein.

	Twenty-six weeks ended
	December 28, 2008 and December 30, 2007
	2008	2007	Change	% Change
Operating Revenues:
Bowling and other	$10,060	$9,951	$109	1.1%
Food, beverage & merchandise sales	4,120	3,928	192	4.9
	14,180	13,879	301	2.2
Operating Expenses:
Compensation & benefits	6,820	6,839	(19)	(.3)
Cost of bowling & other	3,781	3,407	374	11.0
Cost of food, beverage & merch sales	1,265	1,217	48	3.9
Depreciation & amortization	925	917	8	.9
Recoveries	(60)	(357)	297	83.2
General & administrative	467	396	71	17.7
	13,198	12,419	779	6.3

Operating Income	982	1,460	(478)	(32.7)

Interest & dividend income	349	397	(48)	(12.3)
Investment earnings	-	267	(267)	(100.0)

Earnings before taxes	1,331	2,124	(793)	(37.3)
Income taxes	464	759	295	38.8

Net Earnings	$867	$1,365	$(498)	(36.5)

Operating Revenues

Total operating revenues increased $40,000 to $7,546,000 in the most recent quarter and decreased $771,000 to $7,506,000 in the three-month period ended December 30, 2007.  For the current fiscal six-month period operating revenues were up $301,000 versus a decrease of $1,540,000 in the comparable six-month period a year ago.  The reopening of Falls Church and increased traffic at some centers were responsible for the increases in the current periods.  The prior year negative changes result primarily from comparison to a period when Falls Church was open and a new site was in operation for the full quarter and six-month periods.  Bowling and other revenue increased $36,000 in the quarter and $109,000 in the year-to-date period ended December 28, 2008.  Prior year comparable three and six month period revenues showed decreases of $547,000 and $1,088,000, respectively.

Food, beverage and merchandise sales were up $76,000 or 3% and $192,000 or 5% in the current year quarter and six-month period, respectively.   Cost of sales increased 4% in both of the respective three and six month periods due to higher sales.

Operating Expenses

Operating expenses were up $365,000 and $779,000 or 6% in both the current three-month period and six-month periods, respectively, versus decreases of  $523,000 or 8% and $823,000 or 6% in the three and six month periods last year, respectively.  Employee compensation and benefits were down $128,000 and $136,000 equaling decreases of 4% and 2% in the current year three and six-month periods, respectively.  In the prior year comparable periods the category was up $270,000 and $523,000 or 8% in both of the prior year comparable periods, respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $374,000 or 11% versus a decrease of $130,000 or 4% in the six-month periods ended December 28, 2008 and December 30, 2007, respectively. Maintenance and repair costs were up $55,000 or 15% in the fiscal 2009 six-month period and were down $49,000 or 14% in the six-month period ended December 30, 2007.  The current year period includes more frequent than normal repairs to signs and parking lot lights. Advertising costs during the current year twenty-six weeks period were up $89,000 or 29% and decreased 11% in the prior year comparable period.  For the three month periods ended December 28, 2008 and December 30, 2007, respectively, utility costs were up $49,000 or 14% and $17,000 or 5%.  In the six-month current and prior year periods utility costs were up $125,000 or 17% and $12,000 or 2%, respectively.  Colder weather than last year and higher fuel prices contributed to the current year increases.

Supplies and services expenses increased 6% for the current year three-month period and decreased 13% in last year’s three-month period.  The changes partially related to the status of the Falls Church location.

Rent expense decreased 8% in the current year-to-date period and increased 12% in the prior year comparable period mainly due to changes in percentage rent.  Insurance expense excluding health insurance increased 3% in the current year to date period and decreased 7% in last year’s comparable period.

Depreciation and amortization expense was flat in the current year six-month period versus a decrease of 4% in the prior year six-month period when no depreciation was expensed for the closed location.

Operating income in the current six-month period of fiscal 2009 decreased approximately 33% to $982,000 from $1.4 million in fiscal 2008.

Interest and Dividend Income

Interest and dividend income decreased $49,000 and $25,000 in the fiscal 2009 and 2008 year-to-date periods, respectively, due to lower interest rates on investments.

Investment Earnings

In the prior year quarter, the Company recorded a pre-tax gain of $267,000 from the sale of Alltel stock and the mandatory exchange for cash of its Avaya holdings.

CRITICAL ACCOUNTING POLICIES

Management has identified accounting for marketable investment securities under SFAS 115 (“Accounting for Certain Investments in Debt and Equity Securities”) as a critical accounting policy due to the significance of the amounts included in the Company’s balance sheet under the captions of Short-term investments and Marketable equity securities.  The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value.  The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders’ equity, net of deferred taxes.  Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

Management has identified accounting for the impairment of long-lived assets under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as a critical accounting policy due to the significance of the amounts included in the Company’s balance sheet under the caption of Land, Buildings and Equipment.  The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable.  In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets.  An impairment loss equal to the difference between the assets’ fair value and carrying value is recognized when the estimated future cash flows are less than the carrying amount.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 28, 2008. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 28, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 2.  Issuer Purchases of Equity Securities

				Maximum number
				(or approximate
			Total number of	dollar value of
			shares purchased	shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans or
Period	shares purchased	paid per share	or programs	programs
11/1/08-
11/31/08	3,777	$10.20	-	-

12/1/08-
12/31/08	740	$10.00	-	-

Total	4,517	$10.17	-	-

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders held on December 2, 2008, the Class A shareholders approved the appointment of Director Warren T. Braham to the Company Board of Directors for a one year period to expire at the 2009 Annual Meeting.  The votes were cast as follows:

For 2,777,632	Withheld 10,970

At the annual meeting of shareholders held on December 2, 2008, the Class A shareholders approved the appointment of Director Allan L. Sher to the Company Board of Directors for a one year period to expire at the 2009 Annual Meeting.  The votes were cast as follows:

For 2,777,658	Withheld 10,944

At the annual meeting of shareholders held December 2, 2008, the Class B shareholders approved the appointment of Merle Fabian, Leslie H. Goldberg, Stanley H. Katzman, A. Joseph Levy, Ruth Macklin and Cheryl Dragoo, to the Company Board of Directors for a one year period to expire at the 2009 Annual Meeting.  The votes were cast as follows:

For 14,680,660	Withheld 0

Item 6.  Exhibits.

20	Press release issued February 10, 2009 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 10, 2009	By: Leslie H. Goldberg
Leslie H. Goldberg, President

Date: February 10, 2009	By: Cheryl A. Dragoo
Cheryl A. Dragoo, Controller