Form 10-Q
period 2009-03-29
BOWL AMERICA INC
filed 2009-05-13
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 29, 2009

COMMISSION FILE NUMBER: 0-1830

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S.Employer Identification No)

6446 Edsall Road, Alexandria, Virginia  22312
(Address of principal executive offices)(Zip Code)

(703) 941-6300
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes__  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer __          Accelerated Filer __          Non-Accelerated Filer __          Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes __    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares Outstanding at
April 26, 2009
Class A Common Stock,
$.10 par value	3,662,615

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	March 29,	March 30,		March 29,	March 30,
	2009	2008		2009	2008
Operating Revenues:
Bowling and other	$6,498,650	$6,312,201		$16,558,557	$16,262,769
Food, beverage and merchandise sales	2,685,842	2,550,909		6,806,049	6,479,106
	9,184,492	8,863,110		23,364,606	22,741,875

Operating Expenses:
Employee compensation and benefits	3,403,523	3,518,406		10,223,926	10,357,391
Cost of bowling and other services	1,940,418	1,735,016		5,721,623	5,142,143
Cost of food, beverage and merchandise sales	693,866	718,327		1,958,987	1,935,167
Depreciation and amortization	446,085	458,700		1,370,648	1,375,636
Recoveries (Footnote 4)	(194,000)	(102,600)		(254,000)	(459,600)
General and administrative	243,239	257,946		709,693	654,347
	6,533,131	6,585,795		19,730,877	19,005,084

Operating Income	2,651,361	2,277,315		3,633,729	3,736,791
Investment earnings	-	-		-	267,237
Interest and dividend income	149,992	225,561		498,246	622,982

Earnings before provision for income
taxes	2,801,353	2,502,876		4,131,975	4,627,010
Provision for income taxes	1,022,800	913,000		1,486,600	1,672,000

Net Earnings	$1,778,553	$1,589,876		$2,645,375	$2,955,010

Earnings per share-basic & diluted	$.35	$.31		$.52	$.58

Weighted average shares outstanding	5,131,095	5,135,690		5,133,656	5,135,694

Dividends paid	$769,676	$1,283,922		$2,310,383	$2,773,278

Per share, dividends paid, Class A	$.15	$.25	*	$.45	$.54	*

Per share, dividends paid, Class B	$.15	$.25	*	$.45	$.54	*

* Includes $.10 per share Special 50th Anniversary Dividend paid in January 2008.

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 29, 2009 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Net Earnings	$1,778,553	$1,589,876	$2,645,375	$2,955,010
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-
for-sale securities net of tax of
($44,195) and ($160,727) for 13 weeks,
and ($351,468) and ($307,273) for 39 weeks	(75,349)	(442,254)	(599,217)	(662,440)
Add: reclassification adjustment for
(gain)loss included in net income,
net of tax of $98,797	-	-	-	(160,175)

Comprehensive earnings	$1,703,204	$1,147,622	$2,046,158	$2,132,395

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 29, 2009 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed  Consolidated Balance Sheets
(Unaudited)

	As of
	March 29,	June 29,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,961,990	$2,129,512
Short-term investments	7,970,677	6,274,274
Inventories	538,857	800,559
Prepaid expenses and other	357,187	1,959,849
Income taxes refundable	-	366,984
Current deferred income taxes	27,141	27,141
TOTAL CURRENT ASSETS	14,855,852	11,558,319
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of
$34,673,747 and $33,397,603	23,864,186	24,860,760
OTHER ASSETS:
Marketable securities	6,159,262	7,008,263
Cash surrender value-life insurance	504,777	529,628
Other	99,780	99,780
TOTAL OTHER ASSETS	6,763,819	7,637,671
TOTAL ASSETS	$45,483,857	$44,056,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$707,806	$919,760
Accrued expenses	894,845	1,147,524
Dividends payable	795,317	770,353
Income taxes payable	274,443	-
Other current liabilities	2,612,184	332,385
TOTAL CURRENT LIABILITIES	5,284,595	3,170,022
LONG-TERM DEFERRED COMPENSATION	54,621	54,621
NONCURRENT DEFERRED INCOME TAXES	2,265,676	2,617,144
TOTAL LIABILITIES	7,604,892	5,841,787

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,662,615 and 3,667,228	366,262	366,722
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,472,014	7,478,838
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	1,681,904	2,281,121
Retained earnings	28,211,939	27,941,436
TOTAL STOCKHOLDERS'EQUITY	37,878,965	38,214,963

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$45,483,857	$44,056,750

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	March 29,	March 30,
	2009	2008
Cash Flows From Operating Activities
Net earnings	$2,645,375	$2,955,010
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
Depreciation and amortization	1,370,648	1,375,636
(Gain)loss on sale of available for
sale securities	-	(267,237)
Changes in assets and liabilities
Decrease in inventories	261,702	43,648
Decrease (increase) in prepaid & other	1,602,662	(428,552)
Decrease in income taxes refundable	-	36,555
Increase in income taxes payable	641,427	306,104
Increase in other long-term assets	-	(3,100)
Decrease in accounts payable	(211,954)	(101,105)
Decrease in accrued expenses	(252,679)	(213,058)
Increase in other current liabilities	2,279,799	2,205,090
Net cash provided by
operating activities	8,336,980	5,908,991

Cash Flows From Investing Activities
Expenditures for land, building and equip	(374,074)	(554,416)
Net (purchases) sales & maturities of short-term
Investments	(1,696,403)	519,540
Proceeds from sale of marketable securities	-	290,932
Purchases of marketable securities	(101,684)	-
Decrease (increase) in cash surrender value	24,851	(2,214)
Net cash (used in) provided by
Investing activities	(2,147,310)	253,842

Cash Flows From Financing Activities
Payment of cash dividends	(2,310,383)	(2,773,278)
Purchase of Class A Common Stock	(46,809)	(438)

Net cash used in financing activities	(2,357,192)	(2,773,716)

Net Increase in Cash and Equivalents	3,832,478	3,389,117

Cash and Equivalents, Beginning of period	2,129,512	1,547,345

Cash and Equivalents, End of period	$5,961,990	$4,936,462

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$845,173	$1,329,340

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirty-nine Weeks Ended
March 29, 2009
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

2.  Investments

     The Company’s investments are categorized as available-for-sale in accordance with SFAS No. 115.  The fair value of the Company’s investments at March 29, 2009 was as follows:

Description	Fair Value	Cost basis	Unrealized Gain / (Loss)
Short-term investments	$7,970,677	$7,970,677	$-
Equity securities	3,271,396	710,799	2,560,597
Mutual funds	$2,887,866	$2,775,646	$112,220

     The fair values of the Company’s investments, reported in accordance with SFAS No. 157, were determined as follows:

Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposit	$-	$7,470,980	$-
US Treasury bills	499,697	-	-
Equity securities	3,271,396	-	-
Mutual funds	2,887,866	-	-

Total	$6,658,959	$7,470,980	$-

The telecommunications stocks included in the portfolio as of March 29, 2009 were:

82,112 shares of AT&T	2,000 shares of Embarq
354 shares of Fairpoint Communications	939 shares of Idearc
475 shares of LSI	9,969 shares of Qwest
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

3.  Commitments and Contingencies

The Company’s purchase commitments at March 29, 2009, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Recoveries

        In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  The Company has received $1,434,000 from a claim under its business interruption insurance for the lost income of the center from the time of its closure up to March 31, 2008, the date of reopening. The Company had recognized $1,240,000 for the period that the center was closed, and the remaining $194,000 recovered is included under Recoveries in the quarter ended March 29, 2009.

       The Company will make a separate claim for lost income during the period of restoration of business.  At March 29, 2009, no final settlement of the loss has taken place.  The Company believes that the reasonable estimate for the amount to be recovered is at least $60,000 from the date of the reopening to March 29, 2009.  A receivable for that amount has been included in the category Prepaid expenses and other on the Condensed Consolidated Balance Sheets at March 29, 2009.  The estimate was based on the average yearly percentage change in revenues between 2007 and 2006 comparable fiscal quarters multiplied by the prior year earnings of that center.

5.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

6.  New Accounting Pronouncements

      Recognition and Presentation of Other-Than-Temporary Impairments: On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is still evaluating the impact of both FSP FAS 115-2 and FAS 124-2.

     Interim Disclosures about Fair Value of Financial Instruments: On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Management is still evaluating the impact of both FSP FAS 107-1 and APB 28-1.

     Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. Management is evaluating the applicability of SFAS 157 as it applies to non-financial assets.

7.  Reclassifications

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

The Company's position in marketable securities is a source of expansion capital.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on March 29, 2009 was approximately $6,159,000, a decrease of $87,000 from December 28, 2008.  During the second quarter of fiscal year 2008, the Company received approximately $291,000 from a combination of the sale of its Alltel holdings and the mandatory conversion of Avaya stock for cash.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities in the thirty-nine weeks ended March 29, 2009 was $8,337,000 which was sufficient to meet day-to-day cash needs.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $13,933,000 at the end of the fiscal third quarter of 2009 compared to $8,404,000 at the end of fiscal 2008.  In the third quarter of fiscal 2007, a bowling center in Falls Church, Virginia, was temporarily closed due to roof damage caused by an ice storm.  The building remained closed for repairs through the first three quarters of fiscal 2008, reopening on March 31, 2008, the first day of the fiscal year 2008 fourth quarter.

In the nine-month period ended March 29, 2009, the Company expended approximately $374,000 for the purchase of entertainment and restaurant equipment.  The Company is considering additional properties for the development of new bowling centers.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

Cash dividends totaling $2.3 million, or $.45 per share, were paid to shareholders during the nine-month period ended March 29, 2009.  In March 2009, the Company declared a  quarterly $.155 per share dividend, an increase from the prior quarter, payable May 13, 2009.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

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

RESULTS OF OPERATIONS

The Company temporarily closed its existing Falls Church, Virginia, bowling center in February 2007 when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  Nineteen centers were in operation in the current nine-month period, and eighteen centers were operating during the comparable period in the prior year.  All comparisons of revenues and expenses in this discussion and throughout the report are affected by the change in the number of centers in operation in fiscal years 2009 and 2008.  The operating results for fiscal 2009 periods included in this report are not necessarily indicative of results to be expected for the year.

Net earnings were $1,778,553 or $.35 per share for the thirteen-week period ended March 29, 2009, and $1,589,876 or $.31 per share for the thirteen weeks ended March 30, 2008.  For the current thirty-nine week period net earnings were $2,645,375 or $.52 per share compared to $2,955,010 or $.58 per share for the comparable period a year ago.  Approximately $.03 per share of the prior year-to-date earnings are attributable to the after tax gain on the Company’s sale of its investment holdings in Alltel and Avaya.

The Company has received $1,434,000 from a claim under its business interruption insurance for lost income from its Falls Church center for the time of its closure up to the date of reopening.  Of that amount, $194,000 is included in Recoveries in the current year thirteen and thirty-nine week periods resulting in an after tax gain of $.02 per share.   The Company has not yet received payment from the insurance company for the business restoration period after reopening, but the Company believes it will recover $60,000 of lost income, included as a credit in Operating Expenses, for the period June 30, 2008 through March 29, 2009.  Estimated insurance recovery of $459,600 was included in the same category in fiscal 2008.

The following table sets forth the items in our consolidated summary of operations for the fiscal quarters ended March 29, 2009, and March 30, 2008, and the dollar and percentage changes therein.

	Thirty-nine weeks ended
	March 29, 2009 and March 30, 2008
	Dollars in thousands
	2009	2008	Change	% Change
Operating Revenues:
Bowling and other	$16,559	$16,263	$296	1.8%
Food, beverage & merchandise sales	6,806	6,479	327	5.0
	23,365	22,742	623	2.7
Operating Expenses:
Compensation & benefits	10,224	10,358	(134)	(1.3)
Cost of bowling & other	5,722	5,142	580	11.3
Cost of food, beverage & merch sales	1,959	1,935	24	1.2
Depreciation & amortization	1,370	1,376	(6)	(.4)
Recoveries	(254)	(460)	206	44.7
General & administrative	710	654	56	8.5
	19,731	19,005	726	3.8

Operating Income	3,634	3,737	(103)	(2.7)

Interest & dividend income	498	623	(125)	(20.0)
Investment earnings	-	267	(267)	(100.0)

Earnings before taxes	4,132	4,627	(495)	(10.7)
Income taxes	1,487	1,672	(185)	(11.1)

Net Earnings	$2,645	$2,955	$(310)	(10.5)

                Operating Revenues

Total operating revenues increased $321,000 to $9,184,000 in the most recent quarter and decreased $576,000 to $8,863,000 in the three-month period ended March 30, 2008.  For the current fiscal nine-month period operating revenues were up $623,000 versus a decrease of $2,117,000 in the comparable nine-month period a year ago.  The reopening of Falls Church and increased traffic at some centers were responsible for the increases in the current periods.  The prior year negative changes result primarily from comparison to a period when Falls Church was open and a new site was in operation for the full quarter and nine-month periods.  Bowling and other revenue increased $186,000 in the quarter and $296,000 in the year-to-date period ended March 29, 2009.  Prior year comparable three and nine month period revenues showed decreases of $462,000 and $1,550,000, respectively.

Food, beverage and merchandise sales were up $135,000 and $327,000 or 5% in both the current year quarter and nine-month periods, respectively, in part because the Falls Church center was open in the current year and closed in the comparable periods last year.   Cost of sales decreased approximately $24,000 or 5% in the current year three-month period and was flat in the nine-month period due partially to tighter inventory control.

                Operating Expenses

Operating expenses were down $53,000 or 1% and up $726,000 or 4% in the current three-month period and nine-month periods, respectively, versus decreases of  $308,000 or 4% and $1,131,000 or 6% in the three and nine month periods last year, respectively.  Employee compensation and benefits were down $115,000 and $133,000 or 3% and 1% in the current year three and nine-month periods, respectively as the Company made scheduling adjustments in response to economic conditions.  In the prior year comparable periods the category was down $142,000 and $278,000 or 4% and 3% in the prior year comparable periods, respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $579,000 or 11% versus a decrease of $334,000 or 6% in the nine-month periods ended March 29, 2009 and March 30, 2008, respectively. Maintenance and repair costs were up $95,000 or 55% in the fiscal 2009 quarter and were down $120,000 or 41% in the fiscal 2008 quarter.  During the nine-month period ended March 29, 2009 maintenance and repair costs increased approximately $150,000 or 27%, compared to a decrease of approximately $169,000 or 24% during the prior year nine-month period.  The current year quarter includes unusually high building repairs.  The fiscal 2009 quarter also includes an increase in snow removal costs from last year.  Advertising costs during the current year thirty-nine week period were up $141,000 or 33% and decreased 4% in the prior year comparable period due to an increase in print advertising as well as higher pricing on that advertising.  For the three month periods ended March 29, 2009 and March 30, 2008, respectively, utility costs were up $52,000 or 14% and $7,000 or 2%.  In the nine-month current and prior year periods utility costs were up $177,000 or 16% and $19,000 or 2%, respectively.  Colder weather than last year and higher fuel prices contributed to the current year increases.

Supplies and services expenses decreased 5% for the current year three-month period and decreased 8% in last year’s three-month period.  The changes partially related to the status of the Falls Church location.  In addition, a one-time refund of $15,000 on supplies was received during the quarter.

Rent expense decreased 8% in the current year-to-date period and increased 10% in the prior year comparable period mainly due to changes in percentage rent.  Insurance expense excluding health insurance was flat in the current year-to-date period and decreased 5% in last year’s comparable period.

Depreciation and amortization expense was flat in the current year nine-month period versus a decrease of 4% in the prior year nine-month period when no depreciation was expensed for the closed location.

Operating income in the current nine-month period of fiscal 2009 decreased approximately 3% to $3,634,000 from $3,737,000 million in fiscal 2008.

                Interest and Dividend Income

Interest and dividend income decreased $125,000 and $16,000 in the fiscal 2009 and 2008 year-to-date periods, respectively, due to lower interest rates on investments.

                Investment Earnings

In the prior year, the Company recorded a pre-tax gain of $267,000 from the sale of Alltel stock and the mandatory exchange for cash of its Avaya holdings.

CRITICAL ACCOUNTING POLICIES

Management has identified accounting for marketable investment securities under SFAS 115 (“Accounting for Certain Investments in Debt and Equity Securities”) as a critical accounting policy due to the significance of the amounts included in the Company’s balance sheet under the captions of Short-term investments and Marketable securities.  The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value.  The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive earnings, a component of stockholders’ equity, net of deferred taxes.  Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

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

ITEM 4T. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 29, 2009. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 29, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 2.  Issuer Purchases of Equity Securities

Maximum number
			Total number of	(or approximate
			shares purchased	dollar value of
			as part of	shares that may
			publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
12/29/08-
01/25/09	-	-	-	-

01/26/09-
02/22/09	-	-	-	-

02/23/09-
03/29/09	96	$9.20
Total	96	$9.20	-	-

Item 6.  Exhibits.

20	Press release issued May 12, 2009 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 12, 2009	By: Leslie H. Goldberg
Leslie H. Goldberg, President

Date: May 12, 2009	By: Cheryl A. Dragoo
Cheryl A. Dragoo, Controller