Form 10-K
period 2009-06-28
BOWL AMERICA INC
filed 2009-09-28
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2009	Commission file Number 1-7829

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter.)

MARYLAND (State of Incorporation)	54-0646173 (I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia, 22312
(Address of principal executive offices) (Zip Code)

(703)941-6300
Registrant's telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class Common stock (par value $.10)	Name of Exchange on which registered American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [ ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES[ ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [ ]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   YES [ ]  NO [X]

As of December 28, 2008, which was the last business day of the registrant's most recently completed second quarter, 3,662,711 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Bowl America Incorporated held by nonaffiliates of the registrant was approximately $25 million. As of that date 1,468,462 Class B common shares were outstanding.  Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 28, 2008, the total aggregate market value for both classes of common stock held by nonaffiliates would be approximately $31 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at September 1, 2009
Class A Common Stock
$.10 par value	3,672,615

Class B Common Stock
$.10 par value	1,468,462

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 28, 2009, are incorporated into Part III of this Form 10-K.  The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7) and financial statements (Item 8) attached to and included in this filing are incorporated herein by reference and filed as exhibits hereto.

BOWL AMERICA INCORPORATED

INDEX TO FISCAL 2009 10-K FILING

PART I

Cover Page
Documents Incorporated by Reference
Index		Page

ITEM 1.	Business
	(a) General Development of Business	1
	(b) Financial Information about Industry Segments	1
	(c) Narrative Description of Business	1
	(d) Financial Information about Geographic Areas	1

ITEM 2.	Properties	2

ITEM 3.	Legal Proceedings	2

ITEM 4.	Submission of Matters to a Vote of Security Holders	2

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	2

ITEM 6.	Selected Financial Data	3

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

ITEM 8.	Financial Statements and Supplementary Data	3

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	3

ITEM 9A(T).	Controls and Procedures	4

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	4

ITEM 11.	Executive Compensation	4

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	5

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	5

ITEM 14.	Principal Accountant Fees and Services	5

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
	(a)1. Financial Statements	5
	(a)3. Exhibits	5-6

Signatures		7-8

PART I

ITEM 1.  BUSINESS

(a)   General Development of Business

Bowl America Incorporated (herein referred to as the “Company”) was  incorporated in 1958.  The Company commenced business with one bowling center  in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 19 bowling centers.  The bowling center in Falls Church, Virginia, was closed in February 2007, due to damage from an ice storm.  The center reopened March 31, 2008.

(b)   Financial Information about Industry Segments

The Company operates in one segment.  Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises.  At the end of the fiscal year 2009, the Company had revenues of approximately $29.7 million, per share earnings of $.60, and approximately $43 million in total assets.  Merchandise sales, including food and beverages, were approximately 29% of operating revenues. The balance of operating revenues (approximately 71%) represents fees for bowling and related services.  See the Company’s Consolidated Financial Statements on pages 15 through 27 of this Form 10-K for more detailed information.

(c)   Narrative Description of Business

As of September 1, 2009 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one  bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia.  These 19 bowling centers contain a total of 756 lanes.

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

The number of persons employed by the Company and its subsidiaries is  approximately 650.

(d)   Financial Information about Geographic Areas

The Company has no foreign operations.

ITEM 2.  PROPERTIES

The Company's general offices are located at 6446 Edsall Road,  Alexandria, Virginia 22312.

Two of the Company's bowling centers are located in leased premises, and the remaining seventeen centers are owned by the Company.  The Company's leases expire from 2014 through 2019.  The specific locations of the bowling centers are discussed under Item 1(c).

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the  fourth quarter ended June 28, 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The principal market on which the Company's Class A Common Stock is traded is the NYSE Amex.  The Company's Class B Common Stock is not listed on any exchange and is not traded.  This stock can be converted to Class A Common Stock at any time.

The table below presents the high and low sales price range of the Company's Class A Common Stock in each quarter of fiscal 2009 and 2008.

2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$14.96	$13.50	$10.64	$14.69
Low	$12.34	$8.60	$9.00	$9.25

2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$17.35	$16.28	$15.91	$15.75
Low	$16.10	$15.76	$15.20	$13.75

(b) Holders

As of June 28, 2009, the approximate number of holders of record of the Company's Class A Common Stock was 355 and of the Company's Class B Common Stock was 26.

(c) Cash Dividends

The table below presents the quarterly cash dividends per share of Class A and Class B stock paid, and the quarter in which the payment was made during fiscal 2009 and 2008.

Class A Common Stock
Quarter	2009	2008
First	15 cents	14.5 cents
Second	15 cents	14.5 cents
Third	15 cents	25 cents
Fourth	15.5 cents	15 cents

Class B Common Stock
Quarter	2009	2008
First	15 cents	14.5 cents
Second	15 cents	14.5 cents
Third	15 cents	25 cents
Fourth	15.5 cents	15 cents

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None

(e) Performance Graph

Not required

ITEM 6.  SELECTED FINANCIAL DATA

The information is set forth in the section entitled "Selected Financial Data" on page 14 of this Form 10-K.  Such information should be read in conjunction with the audited financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 10 through 13 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto are set forth on pages 15 through 28 of this Form 10-K. Supplementary data is not required.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of June 28, 2009.  Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2009 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Commission’s Regulation S-K, the report of management on the Company’s internal control over financial reporting is set forth immediately preceding the Company’s financial statements included in this Annual Report on Form 10-K.

(b) Changes in Internal Control Over Financial Reporting

In accordance with Rule 13-a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) 1.  Financial Statement

The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of June 28, 2009 and June 29, 2008

Consolidated statements of earnings and comprehensive earnings- years ended June 28, 2009, and June 29, 2008

Consolidated statements of stockholders' equity - years ended June 28, 2009, and June 29, 2008

Consolidated statements of cash flows - years ended June 28, 2009, and June 29, 2008

Notes to the consolidated financial statements - years ended June 28, 2009, and June 29, 2008

(a) 2. Exhibits:

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

3(ii) By-laws of the Registrant (Incorporated by reference from exhibit 3 to the Registrant’s Annual Report on Form 10-K for fiscal year ended July 2, 1989.)

10(a) Employment Agreement, dated June 16, 2009, between Registrant and Leslie H. Goldberg (Incorporated by reference From Registrant’s Form 8-K filed June 19, 2009.)

10(b) Employment Agreement, dated June 16, 2009, between Registrant and Cheryl A. Dragoo. (Incorporated by reference from Registrant's Form 8-K filed June 19, 2009.)

10(c) Third Lease Amendment and Extension of Lease, dated June 16, 2009, between the Registrant, Fairfax Circle Investors, LLC and Fairfax Circle Investors II, LLC (Incorporated by reference from the Registrant’s Form 8-K filed June 19, 2009.)21 Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.)

21	Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.)

31.1	Written statement of Chief Executive Officer (Rule 13a-14a Certification)

31.2	Written statement of Chief Financial Officer (Rule 13a-14a Certification)

32	Written statement of Chief Executive and Chief Financial Officers (Section 1350 Certifications)

99(a)	Selected Financial Data (Item 6), set forth as page 14 hereof

99(b)	Management’s Discussion & Analysis of Financial Condition and Results of Operations (Item 7), set forth as pages 10-13 hereof

99(c)	Consolidated Financial Statements(Item 8), set forth as pages 15-28 hereof

BOWL AMERICA INCORPORATED
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWL AMERICA INCORPORATED

/s/ Leslie H. Goldberg
Leslie H. Goldberg President, Chief Executive and Operating Officer Date: September 25, 2009

/s/ Cheryl A. Dragoo
Cheryl A. Dragoo Chief Financial Officer, Assistant Treasurer and Controller Principal Accounting Officer Date: September 25, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg
Leslie H. Goldberg President, Principal Executive & Operating Officer & Director Date: September 25, 2009

/s/ Ruth Macklin	/s/ A. Joseph Levy
Ruth Macklin Senior Vice President-Secretary and Director Date: September 25, 2009	A. Joseph Levy Senior Vice President-Secretary and Director Date: September 25, 2009

/s/ Warren T. Braham	/s/ Stanley H. Katzman
Warren T. Braham Director Date: September 25, 2009	Stanley H. Katzman Director Date: September 25, 2009

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher Director Date: September 25, 2009	Merle Fabian Director Date: September 25, 2009

/s/ Cheryl A. Dragoo
Cheryl A. Dragoo Principal Accounting Officer and Director Date: September 25, 2009

Management’s Annual Report on Internal Control Over Financial Reporting

The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Securities and Exchange Commission’s Regulation S-K, the annual report of management of Bowl America Incorporated (the “Company”) on the Company’s internal control over financial reporting.

1. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in a process designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 28, 2009.  The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of June 28, 2009, was effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

4. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Exhibit 99(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Telecom stocks AT&T and United Telecommunications (now Sprint) were purchased in 1979 and 1984, respectively, as an alternative to cash investments and to diversify investment holdings held in reserve.  The criteria at that time were that the stock purchased be of a domestic American corporation, be liquid and relatively stable.  All stocks in our portfolio have come from spin-offs, mergers and acquisitions of the two original companies.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales and over $2,500,000 in dividends.

The Company's position in marketable equity securities, primarily telecommunication stocks, is a source of expansion capital.  These marketable securities are carried at their fair value on the last day of the year. The value of the securities on June 28, 2009 was approximately $3.3 million compared to $4.3 million at June 29, 2008.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s expansion capital derived from these investments.  During the second quarter of fiscal 2008, the Company received approximately $291,000 from the combination of the sale of its Alltel holdings and the mandatory conversion of Avaya stock for cash.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities in fiscal 2009 was $6,503,000 which was sufficient to meet day-to-day cash needs.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $11,020,000 at the end of fiscal 2009 compared to $8,404,000 at the end of fiscal 2008.  In the third quarter of fiscal 2007, a bowling center in Falls Church, Virginia, was temporarily closed due to roof damage caused by an ice storm.  The building remained closed for repairs through the first three quarters of fiscal 2008, reopening on March 31, 2008, the first day of the fiscal 2008 fourth quarter.

During fiscal year 2009, the Company expended approximately $603,000 for the purchase of bowling, entertainment and restaurant equipment.

The Company is considering additional properties for the development of new bowling centers.  The Company has made no application for third party funding as cash and cash flows  are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

Cash dividends totaling $3.1 million, or $.605 per share were paid to shareholders during the 2009 fiscal year, making this the thirty-seventh consecutive year of increased regular dividends per share.  In June 2009, the Company declared a quarterly $.155 per share dividend paid in August 2009.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  About half of our business comes from the steady league bowlers, which appears to have ended its long-term decline.  The other half is from casual bowlers and groups and generally depends on the public’s discretionary budget dollars and their choices.  An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However, the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers.  Postponed league games are made up later in the season, but lost open play income is never recovered.  Current economic conditions are creating challenging times, but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

Fiscal years 2009 and 2008 each consisted of 52 weeks.  Nineteen centers were in operation throughout fiscal 2009.  In fiscal 2008 eighteen centers were in operation for the first nine months and nineteen centers were in operation in the final three months as the Falls Church location reopened March 31, 2008 after closing in February 2007 to repair roof damage caused by an ice storm.  All comparisons in this discussion and throughout the report are affected by the change in the number of centers in operation in fiscal years 2009 and 2008.

The Company received a total of $1,501,000 in final settlement from a claim under its business interruption insurance for lost income from its Falls Church center. Recoveries of $261,000 and $800,000 for fiscal 2009 and 2008, respectively, are included as a credit in Operating Expenses.  The remaining portion of $440,000 was included in Operating  Revenues in fiscal 2007. The amounts are net after expenses.

The following table sets forth the items in our consolidated summary of operations for the fiscal years ended June 28, 2009 and June 29, 2008, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended
	June 28, 2009 and June 29, 2008
	Dollars in thousands
	2009	2008	Change	% Change
Operating Revenues:
Bowling and other	$21,038	$20,871	$167	.8%
Food, beverage & merchandise sales	8,674	8,433	241	2.9
Loss/gain on sale of assets	(1)	45	(46)	102.2
	29,711	29,349	362	1.2
Operating Expenses:
Compensation & benefits	13,356	13,749	(393)	(2.8)
Cost of bowling & other	7,433	6,878	555	8.1
Cost of food, beverage & merch sales	2,503	2,532	(29)	(1.1)
Depreciation & amortization	1,727	1,764	(37)	(2.1)
Recoveries	(261)	(800)	539	67.3
General & administrative	938	867	71	8.2
	25,696	24,990	706	2.8

Operating Income	4,015	4,359	(344)	(7.9)

Interest & dividend income	679	811	(132)	(16.3)
Investment earnings	-	267	(267)	(100.0)

Earnings before taxes	4,694	5,437	(743)	(13.7)
Income taxes	1,637	1,902	(265)	(14.0)

Net Earnings	$3,057	$3,535	$(478)	(13.5)

Operating Revenues

Total operating revenue increased $362,000 to $29.7 million in fiscal 2009 compared to a decrease of $2,201,000 to $29.3 million in fiscal 2008.  Operating revenues excluding the loss or gain on the sale of assets increased $408,000 in fiscal 2009 and decreased $2,230,000 in fiscal 2008 during which the Falls Church center was open for only three months.  Bowling and other revenue increased $167,000 in fiscal 2009 versus a decrease of $1,446,000 in fiscal 2008.  Food, beverage and merchandise sales increased $241,000 in fiscal 2009 partially due to events where food and beverage service is primary and bowling is secondary.  In fiscal 2008 this same revenue source declined $425,000.

Operating Expenses

As discussed in more detail below, total operating expenses increased 3%, or $706,000, in fiscal year 2009 versus a decrease of 4%, or $1,051,000, fiscal 2008 partially due to the change in the number of centers in operation.  Costs for employee compensation and benefits were down 3% in fiscal 2009 and down 2% in the prior year period.  During fiscal 2009, in response to economic conditions, the Company made scheduling adjustments that resulted in savings in this category.  Approximately half the decrease in fiscal 2008 was the reduced payroll at the Falls Church location.  Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans.  There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased 8%, or $555,000, in fiscal 2009 compared to a decrease of 1% or $79,000, in fiscal year 2008.  Maintenance expense was up 12%, or $99,000, in fiscal 2009 primarily due to building and parking lot repairs.  The same category decreased 13% in fiscal 2008.  Supplies expense rose 8%, or $73,000, in fiscal 2009, compared to a decrease of 10% in fiscal 2008, partially due to the change in needs for the Falls Church center.  Advertising costs increased $194,000, or 35%, in fiscal 2009 due principally to aggressive print campaigns, compared to a decline of $41,000, or 7%, in fiscal 2008.  Utility costs were up 13% in fiscal 2009 and 3% in fiscal 2008 primarily as a result of increased electric costs.

Rent expense increased 3% in fiscal 2009 compared to a decrease of 13% in fiscal year 2008 primarily as a result of changes in percentage rent at a leased location.  Insurance expense, excluding health and life, was flat in fiscal 2009 due to the current soft insurance market, compared to an increase of 3% in fiscal 2008.

Depreciation expenses decreased 2% in fiscal year 2009 as some large assets reached full depreciation and decreased 8% in fiscal 2008 when no depreciation expense was recorded for Falls Church for the period of its closure.

Operating income in fiscal 2009 decreased 8% from $4.4 million in fiscal 2008 to $4.0 million.

Interest and Dividend Income

Interest and dividend income decreased 16% to $679,000 in fiscal 2009 primarily due to the continuing decline in interest rates. The 6% decrease to $811,000 in 2008 was partially the result of lower cash flows from operations, primarily the closure of Falls Church February 2007 through March 2008, and the increased dividends paid by the Company on its Common Stock during the year including the $.10 per share extra dividend paid in January 2008.

Investment Earnings

In fiscal 2008, the Company recorded a pre-tax gain of $267,000 from the sale of Alltel stock and the mandatory exchange for cash of its Avaya holdings.

Income taxes

Effective income tax rates for the Company were 34.9% for fiscal 2009 and 35% for fiscal 2008, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments.

Net Earnings

Net earnings in fiscal 2009 were $3.1 million, or $.60 per share, compared to $3.5 million, or $.69 per share in fiscal 2008.

CRITICAL ACCOUNTING POLICIES

We have identified accounting for marketable investment securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", as a critical accounting policy due to the significance of the amounts included in our balance sheet.  The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value.  The Company records these investments at their fair value based on quoted market prices with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes.  Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

We have identified accounting for the impairment of long-lived assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment.  The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable.  In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets.  An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount.

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	June 28,	June 29,	July 1,	July 2,	July 3,
	2009	2008	2007	2006	2005
Operating revenues	$29,710,743	$29,349,214	$31,989,893	$30,343,279	$28,672,676
Operating expenses	25,696,315	24,990,753	26,481,388	25,410,113	23,435,145
Interest and dividend income	679,287	811,205	863,983	655,818	609,963
Investment earnings (loss)	-	267,237	(3,613)	-	151,817
Earnings before provision for income taxes	4,693,715	5,436,903	6,368,875	5,588,984	5,999,311
Provision for income taxes	1,636,433	1,902,363	2,179,932	1,949,409	2,150,030
Net earnings	$3,057,282	$3,534,540	$4,188,943	$3,639,575	$3,849,281

Weighted average shares outstanding- Basic & Diluted	5,133,375	5,135,693	5,136,499	5,136,968	5,137,773

Earnings per share- Basic & Diluted	$.60	$.69	$.82	$.71	$.75

Net cash provided by operating activities	$6,502,922	$3,499,703	$6,101,075	$4,292,512	$5,503,187

Cash dividends paid	$3,105,700	$3,543,631	$2,927,853	$2,876,696	$2,774,419
Cash dividends paid Per share - Class A	$0.605	$0.69	$0.57	$0.56	$0.54
-Class B	$0.605	$0.69	$0.57	$0.56	$0.54

Total assets	$42,966,669	$44,056,750	$45,834,730	$43,130,385	$42,548,998

Stockholders' equity	$37,579,197	$38,214,963	$39,337,237	$37,088,954	$36,191,662

Net book value per share	$7.31	$7.44	$7.66	$7.22	$7.04

Net earnings as a % of beginning stock holders' equity	8.0%	9.0%	11.3%	10.1%	11.0%

Lanes in operation	756	756	756	756	716
Centers in operation	19	19	19	19	18

[LETTERHEAD OF ARONSON & COMPANY]

805 King Farm Boulevard
Rockville, Maryland 20850
Phone 301.231.6200
Fax 301.231.7630

Independent Auditor’s Report

Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of June 28, 2009 and June 29, 2008, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of June 28, 2009 and June 29, 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Aronson & Company

Aronson & Company
Rockville, Maryland
September 25, 2009

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of
	June 28,	June 29,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$3,459,812	$2,129,512
Short-term investments (Note 3)	7,560,195	6,274,274
Inventories	509,892	800,559
Prepaid expenses and other	453,007	1,959,849
Income taxes refundable	426,657	366,984
Current deferred income taxes (Note 7)	-	27,141
TOTAL CURRENT ASSETS	12,409,563	11,558,319
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	23,720,920	24,860,760
OTHER ASSETS:
Marketable investment securities (Note 3)	6,194,270	7,008,263
Cash surrender value-life insurance	542,136	529,628
Other	99,780	99,780
TOTAL OTHER ASSETS	6,836,186	7,637,671
TOTAL ASSETS	$42,966,669	$44,056,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$917,295	$919,760
Accrued expenses	1,085,700	1,147,524
Dividends payable	796,868	770,353
Other current liabilities	342,404	332,385
Current deferred income taxes	24,627	-
TOTAL CURRENT LIABILITIES	3,166,894	3,170,022
LONG-TERM DEFERRED COMPENSATION	51,408	54,621
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,169,170	2,617,144
TOTAL LIABILITIES	5,387,472	5,841,787

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,672,615 and 3,667,228	367,261	366,722
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,594,615	7,478,838
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	1,643,497	2,281,121
Retained earnings	27,826,978	27,941,436
TOTAL STOCKHOLDERS'EQUITY	37,579,197	38,214,963

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$42,966,669	$44,056,750

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	June 28,	June 29,
	2009	2008
Operating Revenues:
Bowling and other	$21,037,547	$20,870,757
Food, beverage and merchandise sales	8,674,571	8,433,089
(Loss) gain on sale of land, buildings and equipment	(1,375)	45,368
	29,710,743	29,349,214

Operating Expenses:
Employee compensation and benefits	13,356,076	13,749,121
Cost of bowling and other services	7,433,061	6,877,826
Cost of food, beverage and merchandise sales	2,503,200	2,532,285
Depreciation and amortization	1,726,854	1,764,226
Recoveries	(261,100)	(800,000)
General and administrative	938,224	867,295
	25,696,315	24,990,753

Operating Income	4,014,428	4,358,461
Interest and dividend income	679,287	811,205
Investment earnings	-	267,237

Earnings before provision for income
Taxes	4,693,715	5,436,903
Provision for income taxes (Note 7)
Current	1,720,556	2,022,306
Deferred	(84,123)	(119,943)
	1,636,433	1,902,363

Net Earnings	$3,057,282	$3,534,540

Earnings per share-basic & diluted	$.60	$.69

Weighted average shares outstanding	5,133,375	5,135,693

Dividends paid	$3,105,700	$3,543,631

Per share, dividends paid, Class A	$.605	$.69

Per share, dividends paid, Class B	$.605	$.69

Net Earnings	$3,057,282	$3,534,540
Other comprehensive earnings- net of tax
Unrealized loss on available-for–sale
securities net of tax benefit of
$309,664 and $543,668	(637,624)	(926,896)
Add: reclassification adjustment for
gain included in net income,
net of tax of $98,797	-	(160,175)

Comprehensive earnings	$2,419,658	$2,447,469

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 1, 2007	3,667,254	$366,725	1,468,462	$146,846	$7,478,876	$3,368,192	$27,976,598
Purchase of stock	(26)	(3)	-	-	(38)	-	(397)
Cash dividends paid	-	-	-	-	-	-	(2,798,952)
Accrued dividends declared
June 17, 2008, payable
August 6, 2008	-	-	-	-	-	-	(770,353)

Change in unrealized gain on
available-for-sale securities
(shown net of tax)	-	-	-	-	-	(926,896)	-
Reclassification adjustment
for gain included in net income,
net of tax	-	-	-	-	-	(160,175)	-
Net earnings for the year	-	-	-	-	-	-	3,534,540
Balance, June 29,2008	3,667,228	$366,722	1,468,462	$146,846	$7,478,838	$2,281,121	$27,941,436
Purchase of stock	(4,613)	(461)	-	-	(6,823)	-	(39,525)
Shares issue for ESOP	10,000	1,000	-	-	122,600	-	-
Cash dividends paid	-	-	-	-	-	-	(2,335,347)
Accrued dividends declared
June 16, 2009, payable
August 12, 2009	-	-	-	-	-	-	(796,868)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	(637,624)	-
Net earnings for the year	-	-	-	-	-	-	3,057,282
Balance, June 28, 2009	3,672,615	$367,261	1,468,462	$146,846	$7,594,615	$1,643,497	$27,826,978

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 28,	June 29,
	2009	2008
Cash Flows From Operating Activities
Net earnings	$3,057,282	$3,534,540
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
Depreciation and amortization	1,726,854	1,764,226
Decrease in deferred income tax	(84,123)	(119,943)
Loss (gain) on disposition of assets-net	1,375	(45,368)
Gain on sale of available-for-sale securities
sale securities	-	(267,237)
Stock issuance – ESOP plan	123,600	-
Changes in assets and liabilities
Decrease (increase) in inventories	290,667	(218,854)
Decrease (increase) in prepaid & other	1,506,842	(892,326)
Increase in income taxes refundable	(59,673)	(330,429)
Increase in other long-term assets	(2,420)	(3,100)
(Decrease) increase in accounts payable	(2,465)	463
(Decrease) increase in accrued expenses	(61,824)	80,321
Increase in other current liabilities	10,020	2,013
Decrease in long-term deferred compensation	(3,213)	(4,603)
Net cash provided by
operating activities	6,502,922	3,499,703

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(602,889)	(740,277)
Sale of assets	14,500	47,900
Net (purchases) sales & maturities of short-term
Investments	(1,285,921)	1,191,337
Purchases of marketable securities	(133,295)	(135,831)
Increase in cash surrender value	(12,508)	(27,528)
Proceeds from sale of marketable securities	-	290,932
Net cash (used in) provided by
investing activities	(2,020,113)	626,533

Cash Flows From Financing Activities
Payment of cash dividends	(3,105,700)	(3,543,631)
Purchase of Class A Common Stock	(46,809)	(438)

Net cash used in financing activities	(3,152,509)	(3,544,069)

Net Increase in Cash and Equivalents	1,330,300	582,167

Cash and Equivalents, Beginning of period	2,129,512	1,547,345

Cash and Equivalents, End of period	$3,459,812	$2,129,512

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$1,795,939	$2,352,735

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to June 30.  Fiscal year 2009 ended June 28, 2009, and fiscal year 2008 ended June 29, 2008. Fiscal years 2009 and 2008 each consisted of 52 weeks.

Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on September 25, 2009.

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

Advertising Expense

It is the Company's policy to expense advertising expenditures as they are incurred.  The Company's advertising expenses for the years ending June 28, 2009, and June 29, 2008, were $743,748 and $549,548, respectively.

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

Investment Securities

The Company accounts for its investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".  All of the Company's readily marketable debt and equity securities are classified as available-for-sale.  Accordingly, these securities are recorded at fair value with any unrealized gains and losses excluded from earnings and reported, net of deferred taxes, within a separate component of stockholders' equity until realized.  Realized gains or losses on the sale of debt and equity securities are reported in earnings and determined using the adjusted cost of the specific security sold.

Earnings Per Share

Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,133,375, and 5,135,693, for fiscal years 2009 and 2008, respectively.

Comprehensive Earnings

In accordance with SFAS No. 130 "Reporting Comprehensive Income", a consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the two years in the period ended June 28, 2009.

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

Other Current Liabilities

Other current liabilities include prize fund monies held by the Company for bowling leagues.  The funds are returned to the leagues at the end of the league bowling season.  At June 28, 2009, and June 29, 2008 other current liabilities included $342,747, and $334,785, respectively, in prize fund monies.

Reclassifications

Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement is applicable to all fiscal periods ending after June 15, 2009.  The Company has adopted this standard for fiscal year end 2009 and adoption will not have a material effect on the financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.  The codification will supersede all previously issued non-SEC issued guidance as the authoritative source of generally accepted accounting principles.  The standard is effective for periods ending after September 15, 2009.  This standard will not have a material impact on the financial statements because the FASB has stated that the codification is not intended to change generally accepted accounting principles other than the format of presentation.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This statement provides guidance on evaluating whether impairment is other-than-temporary, the amount of any such impairment that should be recorded and the appropriate financial statement disclosures.  This statement is effective for reporting periods ending after June 15, 2009.  The Company adopted this staff position effective June 28, 2009 and adoption does not have a material effect on the financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market of the Asset is Not Active.  This staff position clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides considerations for determining fair value of a financial asset when the market for that asset is not active.  This staff position was effective upon issuance.  The Company adopted this staff position in fiscal year 2009 and adoption has not had a material impact on the financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This staff position provides guidance on estimating fair value when volume levels of activity for an asset or liability have significantly decreased as well as guidance in identifying circumstances that indicate a transaction is not orderly.  This statement is effective for reporting periods ending after June 15, 2009.  The Company has adopted this staff position on June 28, 2009 and adoption does not have a material impact on the financial statements.

2.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	June 28,	June 29,
	2009	2008
Demand deposits and cash on hand	$2,949,812	$1,015,558
Money market funds	-	175,645
Repurchase agreements	510,000	938,309
	$3,459,812	$2,129,512

The Company’s money market funds invest in short term government securities.  The Company’s overnight repurchase agreements have restrictions that allow for the funds to be invested only in government backed securities.  The account balances at times exceed federally insured limits.  The Company does not believe this poses any significant risk.

3.	INVESTMENTS

The Company’s marketable securities are categorized as available-for-sale securities as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The cost for marketable securities was determined using the specific identification method.  The fair values of marketable securities are based on the quoted market price for those securities.  Short-term investments consist of certificates of deposits and U.S. Treasury securities with maturities of generally three months to one year.  At June 28, 2009, the fair value of short-term investments was $7,560,195.  At June 29, 2008, the fair value of short-term investments was $6,274,274.  Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities.  Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of June 28, 2009, the Company had $80,224 of gross unrealized gains from its investments in federal agency mortgage backed securities which had a fair value of $2,908,610.  As of June 29, 2008, $21,129 gross unrealized losses were from its investments in federal agency mortgage backed securities which had a fair value of $2,673,962.  The Company’s investments were was follows:

	Original	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 28, 2009
Equity securities	$710,799	$2,588,149	$(13,288)	$3,285,660

Mutual fund	2,828,386	80,224	-	2,908,610

Certificates of deposits	7,560,195	-	-	7,560,195

June 29, 2008
Equity securities	$710,799	$3,623,502	$-	$4,334,301

Mutual fund	2,695,091	-	(21,129)	2,673,962

Certificates of deposits and
U. S. Treasury securities	6,274,274	-	-	6,274,274

During fiscal 2009, the Company had certain equity securities with cumulative unrealized losses of $13,288.  Management believes the unrealized losses are temporary and the Company has the ability and intent to hold these securities long enough to recover its investment.

	Less than 12 months		12 Months or greater		Total
June 28, 2009	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$44,200	$(13,288)	$-	$-	$44,200	$(13,288)

The equity securities portfolio includes the following telecommunications stocks:

82,112 shares of AT&T
2,000 shares of Embarq
354 shares of Fairpoint Communications
939 shares of Idearc
475 shares of LSI
9,969 shares of Qwest
40,000 shares of Sprint Nextel
18,784 shares of Verizon
11,865 shares of Vodafone
4,079 shares of Windstream

There were no sales or exchanges of holdings in the year ended June 28, 2009.  In the year ended June 29, 2008, the Company recorded a pre-tax gain of $267,237 from the combination of the sale of its holdings in Alltel and the mandatory conversion of Avaya stock for cash.

As stated in Note 1, the Company values certain assets in accordance with the Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value of these assets as of June 28, 2009 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 28,2009	June 28, 2009

Equity securities	$3,285,660	$-	$-	$(1,048,641)	$2,574,861

Mutual fund	2,908,610	-	-	101,353	80,224

Certificates of deposits	-	7,560,195	-	-	-
TOTAL	$6,194,270	$7,560,195	-	$(947,288)	$2,655,085

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4.	LAND, BUILDINGS, AND EQUIPMENT

Land, buildings, and equipment, as cost, consisted of the following:

	June 28,	June 29,
	2009	2008___
Buildings	$17,541,393	$17,541,393
Leasehold and building improvements	7,250,953	7,031,329
Bowling lanes and equipment	22,136,136	22,079,218
Land	10,590,450	10,590,450
Amusement games	834,396	844,343
Bowling lanes and equipment not yet in use	325,456	171,630
	58,678,784	58,258,363
Less accumulated depreciation and
amortization	34,957,864	33,397,603
	$23,720,920	$24,860,760

Depreciation and amortization expense for buildings and equipment for fiscal years 2009 and 2008 was $1,726,854, and $1,764,226, respectively. No depreciation expense was recorded for Bowl America Falls Church during the period when it was closed. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project.  Bowling lanes and equipment not yet in use are not depreciated.

5.	COMMITMENTS AND CONTINGENCIES

In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  The Company’s business interruption insurance covered the lost income of the center while repairs were being made and during a business restoration period after reopening.  During fiscal 2009 final settlement of the loss, totaling $1,501,000 was received.  In fiscal years 2009 and 2008, $261,100 and $800,000, respectively, were recognized as recoveries and a receivable of $1,240,000 is included in Prepaid expenses and other on the Consolidated Balance Sheets at June 29, 2008.

Lease Commitments

The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers.  Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

At June 28, 2009, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2010	$286,439
2011	288,000
2012	288,000
2013	288,000
2014	280,667
Thereafter	1,166,667
Total minimum lease payments	$2,597,773

Net rent expense was as follows:

	For the Years Ended
	June 28,	June 29,
	2009	2008

Minimum rent under operating leases	$264,881	$272,950
Excess percentage rents	20,291	4,744
	$285,172	$277,694

Purchase Commitments

The Company's purchase commitments at June 28, 2009 are for materials, supplies, services and equipment as part of the normal course of business.

6.	PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans.  The first is a profit- sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service.  The Plan provides for Company contributions as determined by the Board of Directors.  For the years ended June 28, 2009, and June 29, 2008, contributions in the amount of $120,000, and $125,000, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year.  The Plan provides for Company contributions as determined by the Board of Directors.  For fiscal year 2009, the Company contributed 10,000 shares of Bowl America common stock to the Plan, valued at $123,600 based on the market price on the date of contribution.  For fiscal year 2008 a cash contribution of $125,000 was made.

The Company has no defined benefit plan or other post retirement plan.

7.	INCOME TAXES

Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” was issued in July 2006 and interprets SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the  taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

The Company was required to implement FIN 48 on July 2, 2007.  Consequently, the Company analyzed its tax positions and determined that no material tax positions recognition criteria are different under the new standard.  The Company had no material unrecognized tax benefits at June 28, 2009 nor does it expect any significant change in that status during the next twelve months.  No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet.  Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The Company is subject to U.S. Federal income tax and to several state and foreign jurisdictions.  Returns filed for tax periods ending after July 3, 2005 are still open to examination by those relevant taxing authorities.

The significant components of the Company's deferred tax assets and liabilities were as follows:

	June 28,	June 29,
	2009	2008
Deferred tax:
Land, buildings, and equipment	$1,209,038	$1,259,692
Unrealized gain on available-
for-sale securities	1,011,587	1,356,702
Prepaid expenses and other	(26,828)	(26,391)
Deferred tax liabilities	$2,193,797	$2,590,003

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2009	2008
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax
benefit	2.8	3.8
Dividends received exclusion	(1.9)	(2.5)
All other net	-	(.3)
	34.9%	35.0%

8.	STOCKHOLDERS' EQUITY

The Class A shares have one vote per share voting power.  The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At June 28, 2009, and June 29, 2008, the Company had $39,093 in employee loans related to the issuance of shares.  These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3 1/2% to 5% and are payable over a term of three years from the date of the agreements which range from 2007 to 2008. These employee loans have been recorded as a reduction of additional paid-in capital.

9.	DEFERRED COMPENSATION

Deferred compensation payable was a total of $56,624 at June 28, 2009, and $62,734 at June 29, 2008.  The current portion of these amounts is $5,216 at June 28, 2009, and $8,113 at June 29, 2008, and is included in accrued expenses.