Form 10-Q
period 2009-09-27
BOWL AMERICA INC
filed 2009-11-10
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 27, 2009

COMMISSION FILE NUMBER: 0-1830

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S.Employer Identification No)

6446 Edsall Road, Alexandria, Virginia  22312
(Address of principal executive offices)(Zip Code)

(703) 941-6300
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes__  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer __          Accelerated Filer __          Non-Accelerated Filer __          Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes __    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares Outstanding at
November 6, 2009
Class A Common Stock,
$.10 par value	3,672,549

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended
	September 27,	September 28,
	2009	2008
Operating Revenues:
Bowling and other	$4,326,333	$4,736,984
Food, beverage and merchandise sales	1,748,877	1,896,956
	6,075,210	6,633,940

Operating Expenses:
Employee compensation and benefits	3,145,948	3,451,100
Cost of bowling and other services	1,858,350	1,970,647
Cost of food, beverage and merchandise sales	490,863	585,348
Depreciation and amortization	458,250	464,641
Recoveries (Footnote 4)	-	(60,000)
General and administrative	235,489	215,611
	6,188,900	6,627,347

Operating (Loss) income	(113,690)	6,593
Interest and dividend income	136,129	182,377

Earnings before provision for income
Taxes	22,439	188,970
Provision for income taxes	7,800	66,000

Net Earnings	$14,639	$122,970

Earnings per share-basic & diluted	$.00	$.02

Weighted average shares outstanding	5,141,077	5,135,690

Dividends paid	$796,868	$770,353

Per share, dividends paid, Class A	$.155	$.15

Per share, dividends paid, Class B	$.155	$.15

The operating results for the thirteen (13) week period ended September 27, 2009 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	September 27,	September 28,
	2009	2008

Net Earnings	$14,639	$122,970
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-
for-sale securities net of tax of
$76,839 and ($146,546)	125,369	(249,899)

Comprehensive earnings	$140,008	$(126,929)

The operating results for the thirteen (13) week period ended September 27, 2009 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed  Consolidated Balance Sheets
(Unaudited)

	As of
	September 27,	June 28,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,818,488	$3,459,812
Short-term investments	7,190,170	7,560,195
Inventories	631,464	509,892
Prepaid expenses and other	340,255	453,007
Income taxes refundable	429,857	426,657
TOTAL CURRENT ASSETS	11,410,234	12,409,563
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of
$35,416,114 and $34,957,864	23,882,979	23,720,920
OTHER ASSETS:
Marketable securities	6,425,676	6,194,270
Cash surrender value-life insurance	542,136	542,136
Other	98,380	99,780
TOTAL OTHER ASSETS	7,066,192	6,836,186
TOTAL ASSETS	$42,359,405	$42,966,669

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$539,862	$917,295
Accrued expenses	938,603	1,085,700
Dividends payable	796,868	796,868
Other current liabilities	839,691	342,404
Current deferred income taxes	24,627	24,627
TOTAL CURRENT LIABILITIES	3,139,651	3,166,894
LONG-TERM DEFERRED COMPENSATION	51,408	51,408
NONCURRENT DEFERRED INCOME TAXES	2,246,009	2,169,170
TOTAL LIABILITIES	5,437,068	5,387,472

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,672,615	367,261	367,261
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,594,615	7,594,615
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	1,768,866	1,643,497
Retained earnings	27,044,749	27,826,978
TOTAL STOCKHOLDERS'EQUITY	36,922,337	37,579,197

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$42,359,405	$42,966,669
See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	September 27,	September 28,
	2009	2008
Cash Flows From Operating Activities
Net earnings	$14,639	$122,970
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
Depreciation and amortization	458,250	464,641
Changes in assets and liabilities
(Increase) decrease in inventories	(121,572)	60,284
Decrease in prepaid & other	112,752	105,374
Increase in income taxes refundable	(3,200)	-
Decrease in income taxes payable	-	64,250
Decrease in other long-term assets	1,400	-
Decrease in accounts payable	(377,433)	(240,780)
Decrease in accrued expenses	(147,097)	(297,512)
Increase in other current liabilities	497,287	561,947
Net cash provided by
operating activities	435,026	841,174

Cash Flows From Investing Activities
Expenditures for land, building and equip	(620,309)	(194,941)
Net sales & maturities of short-term
Investments	370,025	1,011,686
Purchases of marketable securities	(29,198)	(35,183)
Increase in cash surrender value	-	(899)
Net cash (used in) provided by
Investing activities	(279,482)	780,663

Cash Flows From Financing Activities
Payment of cash dividends	(796,868)	(770,353)

Net cash used in financing activities	(796,868)	(770,353)

Net (Decrease) Increase in Cash and Equivalents	(641,324)	851,484

Cash and Equivalents, Beginning of period	3,459,812	2,129,512

Cash and Equivalents, End of period	$2,818,488	$2,980,996

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$11,000	$1,750

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Weeks Ended
September 27, 2009
(Unaudited)

1.	Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of June 28, 2009 has been derived from the Company's June 28, 2009 audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 28, 2009.

2.	Investments

The Company’s investments are categorized as available-for-sale.  The fair value of the Company’s investments at September 27, 2009 was as follows:

Description	Fair Value	Cost basis	Unrealized Gain / (Loss)
Short-term investments	$7,190,170	$7,190,170	$-
Equity securities	3,454,911	710,799	2,744,112
Mutual funds	$2,970,765	$2,857,584	$113,181

The fair values of the Company’s investments were determined as follows:

Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposit	$-	$7,190,170	$-
Equity securities	3,454,911	-	-
Mutual funds	2,970,765	-	-

Total	$6,425,676	$7,190,170	$-

The telecommunications stocks included in the portfolio as of September 27, 2009 were:

82,112 shares of AT&T	2,740 shares of Century Tel
354 shares of Fairpoint Communications	939 shares of Idearc
475 shares of LSI	9,969 shares of Qwest
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

3.	Commitments and Contingencies

The Company’s purchase commitments at September 27, 2009, are for materials, supplies, services and equipment as part of the normal course of business.

4.	Recoveries

       In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  The Company has received $1,501,000 from a claim under its business interruption insurance for the lost income of the center from the time of its closure through the business restoration period included under the policy.  The Company estimate for the amount to be recovered for the quarter ended September 28, 2008, was $60,000.  A receivable for that amount is included in the category Prepaid expenses and other on the Condensed Consolidated Balance Sheets at September 28, 2008.  The estimate was based on the average yearly percentage change in revenues between 2007 and 2006 comparable fiscal quarters multiplied by the prior year earnings of that center.

5.	Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

6.	Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 10, 2009, and has determined that no material subsequent events have occurred.

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

In the interest of increasing safety through diversity, the Company has long invested in domestically domiciled stocks with the perceived potential of appreciation and safety, primarily telecommunications stocks and in the Government National Mortgage Association (“Ginnie Mae”) fund.

Telecom stocks AT&T and United Telecommunications (now Sprint) were purchased in 1979 and 1984, respectively, as an alternative to cash investments.  The criteria at that time were that the stock purchased be of a domestic American corporation, be liquid and be relatively stable.  All stocks in our portfolio have come from spin-offs, mergers and acquisitions of the original two companies.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales, and over $2,500,000 in dividends.

The Company's position in marketable securities is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the expansion capital derived from these investments.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on September 27, 2009 was approximately $3,455,000, an increase of $169,000 from June 28, 2009.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities in the thirteen weeks ended September 27, 2009 was $435,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $10,000,000 at the end of the fiscal first quarter of 2010 compared to $11,020,000 at the end of fiscal 2009.

In the three-month period ended September 27, 2009, the Company expended approximately $620,000 for the purchase of entertainment and restaurant equipment.  The Company is considering additional properties for the development of new bowling centers.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decrease in the category of Accounts Payable is primarily the timing of the cash payment into the profit sharing plan of the contribution for Plan Year ended June 30, 2009, declared by the Board of Directors at its June 2009 meeting.

Current liabilities increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At September 27, 2009, league deposits of approximately $730,000 were included in the current liabilities category.

Cash dividends of approximately $797,000, or $.155 per share, were paid to shareholders during the three-month period ended September 27, 2009.  In September 2009, the Company declared a regular quarterly dividend of $.155 per share, payable November 11, 2009.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  About half of our business comes from the steady league bowlers.  The other half is from casual bowlers and groups and generally depends on the public’s discretionary budget dollars and their choices.  An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  Fiscal year 2010 has been and will continue to be a challenging period but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

Net earnings for the thirteen-week period ended September 27, 2009 were $14,639 or less than $.01 per share.  For the prior year thirteen-week period ended September 28, 2008, net earnings were $122,970 or $.02 per share.  Nineteen locations were in operation in both periods.  Management believes that the continuing uncertain economic conditions are negatively affecting the public’s discretionary spending.  The Falls Church center was closed in February 2007 for approximately 13 months following roof damage due to an ice storm, reopening in the fourth quarter of fiscal 2008.  Last year’s quarter ended September 28, 2008, included $60,000 in estimated insurance recovery for the loss of income at the Falls Church center during the business restoration period following reopening.  The operating results for fiscal 2010 period included in this report are not necessarily indicative of results to be expected for the year.

The following table sets forth the items in our consolidated summary of operations for the fiscal quarter ended September 27, 2009, and September 28, 2008, and the dollar and percentage changes therein.

	Thirty-nine weeks ended
	September 27, 2009 and September 28, 2008
	Dollars in thousands
	2009	2008	Change	% Change
Operating Revenues:
Bowling and other	$4,326	$4,737	$(411)	(8.7)
Food, beverage & merchandise sales	1,749	1,897	(148)	(7.8)
	6,075	6,634	(559)	(8.4)
Operating Expenses:
Compensation & benefits	3,146	3,451	(305)	(8.8)
Cost of bowling & other	1,858	1,971	(113)	(5.7)
Cost of food, beverage & merchandise sales	491	585	(94)	(16.1)
Depreciation & amortization	458	465	(7)	(1.5)
Recoveries	-	(60)	60	100.0
General & administrative	236	216	20	9.2
	6,189	6,628	(439)	(6.6)

Operating (Loss) Income	(114)	6	(120)	(171.4)

Interest & dividend income	136	183	(47)	(25.3)

Earnings before taxes	22	189	(167)	(87.8)
Income taxes	7	66	(59)	(87.9)

Net Earnings	$15	$123	$(108)	(87.8)

Operating Revenues

Total operating revenues decreased $559,000 to $6,075,000 in the most recent quarter compared to an increase of $261,000 to $6,634,000 in the three-month period ended September 28, 2008.  The reopening of Falls Church and increased traffic at some centers were responsible for the increases in the prior year period.  Bowling and other revenue decreased $411,000 in the current year fiscal quarter compared to an increase of  $145,000 in the comparable prior year quarter.

Food, beverage and merchandise sales were down $148,000 or 8% in the current year quarter due to lower traffic, compared to an increase of  $116,000 in the prior year quarter.  Cost of sales decreased approximately $94,000 or 16% in the current year three-month period due partially to lower sales and tighter inventory control compared to an increase of $24,000 in the three-month period last year.

Operating Expenses

Operating expenses were down $439,000 or 7% and up $413,000 or 7% in the three-month periods ended September 2009 and 2008 respectively.  Employee compensation and benefits were down $305,000 or 9% as the Company made scheduling adjustments in response to economic conditions.  Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $113,000 or 6% versus an increase of $267,000 or 16% in the three-month periods ended September 27, 2009 and September 28, 2008, respectively. Maintenance and repair costs were down $32,000 or 12% in the fiscal 2010 quarter and were up $63,000 or 32% in the fiscal 2009 quarter.  For the three month periods ended September 27, 2009 and September 28, 2008, respectively, utility costs were down $39,000 or 8% and were up $52,000 or 14%.  Supplies and services expenses decreased 7% for the current year three-month period and decreased 5% in last year’s three-month period.

Rent expense decreased 3% in the current year-to-date period and decreased 8% in the prior year comparable period mainly due to changes in percentage rent.  Insurance expense excluding health insurance was up in the current year-to-date period and flat in last year’s comparable period.

Depreciation and amortization expense was down 2% in the current year three-month period and up 2% in the prior year three-month period.

The first quarter of the fiscal year is seasonally the slowest and the quarter ended September 27, 2009 resulted in an operating loss of $113,000.  The comparable quarter last year produced operating income of $7,000.

 Interest and Dividend Income

Interest and dividend income decreased $46,000 or 25% and $26,000 or 13% in the fiscal 2010 and 2009 year-to-date periods, respectively, due primarily to continuing low interest rates on investments.

CRITICAL ACCOUNTING POLICIES

Management has identified accounting for marketable investment securities as a critical accounting policy due to the significance of the amounts included in the Company’s balance sheet under the captions of Short-term investments and Marketable securities.  The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value.  The Company records these investments at their fair value with the unrealized gain or loss recorded in accumulated other comprehensive earnings, a component of stockholders’ equity, net of deferred taxes.  Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

Management has identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in the Company’s balance sheet under the caption of Land, Buildings and Equipment.  The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable.  In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets.  An impairment loss equal to the difference between the assets’ fair value and carrying value is recognized when the estimated future cash flows are less than the carrying amount.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 27, 2009. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September  27, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 10, 2009 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 10, 2009	By: Leslie H. Goldberg
Leslie H. Goldberg, President

Date: November 10, 2009	By: Cheryl A. Dragoo
Cheryl A. Dragoo, Controller