Form 10-Q
period 2009-12-27
BOWL AMERICA INC
filed 2010-02-09
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 27, 2009

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
January 26, 2010
Class A Common Stock,
$.10 par value	3,672,549

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Operating Revenues:
Bowling and other	$4,849,900	$5,322,923	$9,176,233	$10,059,907
Food, beverage and merchandise sales	2,040,680	2,223,251	3,789,557	4,120,207
	6,890,580	7,546,174	12,965,790	14,180,114

Operating Expenses:
Employee compensation and benefits	3,135,330	3,369,303	6,281,278	6,820,403
Cost of bowling and other services	1,904,121	1,810,558	3,762,471	3,781,205
Cost of food, beverage and merchandise sales	597,960	679,773	1,088,823	1,265,121
Depreciation and amortization	459,253	459,922	917,503	924,563
Recoveries (Note 4)	-	-	-	(60,000)
General and administrative	278,999	250,843	514,488	466,454
	6,375,663	6,570,399	12,564,563	13,197,746

Operating Income	514,917	975,775	401,227	982,368
Interest and dividend income	138,766	165,877	274,895	348,254

Earnings before provision for income
taxes	653,683	1,141,652	676,122	1,330,622
Provision for income taxes	229,200	397,800	237,000	463,800

Net Earnings	$424,483	$743,852	$439,122	$866,822

Earnings per share-basic & diluted	$.08	$.15	$.09	$.17

Weighted average shares outstanding	5,141,030	5,134,182	5,141,053	5,134,936

Dividends paid	$796,868	$770,354	$1,593,735	$1,540,707

Per share, dividends paid, Class A	$.155	$.15	$.31	$.30

Per share, dividends paid, Class B	$.155	$.15	$.31	$.30

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 27, 2009 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Net Earnings	$424,483	$743,852	$439,122	$866,822
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-
for-sale securities net of tax of
$53,181 and ($160,727) for 13 weeks,
and $130,020 and ($307,273) for 26 weeks	86,771	(273,969)	212,140	(523,868)

Comprehensive earnings	$511,254	$469,883	$651,262	$342,954

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 27, 2009 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed  Consolidated Balance Sheets
(Unaudited)
	As of
	December 27,	June 28,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,203,023	$3,459,812
Short-term investments	7,207,725	7,560,195
Inventories	551,639	509,892
Prepaid expenses and other	675,175	453,007
Income taxes refundable	534,457	426,657
TOTAL CURRENT ASSETS	12,172,019	12,409,563
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of
$35,800,815 and $34,957,864	23,547,132	23,720,920
OTHER ASSETS:
Marketable securities	6,609,344	6,194,270
Cash surrender value-life insurance	542,136	542,136
Other	98,380	99,780
TOTAL OTHER ASSETS	7,249,860	6,836,186
TOTAL ASSETS	$42,969,011	$42,966,669

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$594,022	$917,295
Accrued expenses	850,843	1,085,700
Dividends payable	796,868	796,868
Other current liabilities	1,716,157	342,404
Current deferred income taxes	24,627	24,627
TOTAL CURRENT LIABILITIES	3,982,517	3,166,894
LONG-TERM DEFERRED COMPENSATION	51,408	51,408
NONCURRENT DEFERRED INCOME TAXES	2,299,190	2,169,170
TOTAL LIABILITIES	6,333,115	5,387,472

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,672,549 and 3,672,615	367,255	367,261
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,594,514	7,594,615
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	1,855,637	1,643,497
Retained earnings	26,671,644	27,826,978
TOTAL STOCKHOLDERS' EQUITY	36,635,896	37,579,197

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,969,011	$42,966,669
See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	December 27,	December 28,
	2009	2008
Cash Flows From Operating Activities
Net earnings	$439,122	$866,822
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
Depreciation and amortization	917,503	924,563
Changes in assets and liabilities
(Increase) decrease in inventories	(41,747)	143,389
(Increase) decrease in prepaid & other	(222,168)	404,044
(Increase) in income taxes refundable	(107,800)	-
Increase in income taxes payable	-	71,590
Decrease in other long-term assets	1,400	-
Decrease in accounts payable	(323,273)	(318,565)
Decrease in accrued expenses	(234,857)	(354,087)
Increase in other current liabilities	1,373,753	1,459,993
Net cash provided by
operating activities	1,801,933	3,197,749

Cash Flows From Investing Activities
Expenditures for land, building and equip	(743,715)	(329,832)
Net sales & maturities of short-term
Investments	352,470	75,514
Purchases of marketable securities	(72,914)	(69,238)
Decrease in cash surrender value	-	24,851
Net cash used in
Investing activities	(464,159)	(298,705)

Cash Flows From Financing Activities
Payment of cash dividends	(1,593,735)	(1,540,707)
Purchase of Class A Common Stock	(828)	(45,926)

Net cash used in financing activities	(1,594,563)	(1,586,633)

Net (Decrease) Increase in Cash and Equivalents	(256,789)	1,312,411

Cash and Equivalents, Beginning of period	3,459,812	2,129,512

Cash and Equivalents, End of period	$3,203,023	$3,441,923

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$344,800	$390,210

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twenty-six Weeks Ended
December 27, 2009
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 28, 2009.

2.  Investments

The Company’s investments are categorized as available-for-sale.  The fair value of the Company’s investments at December 27, 2009 was as follows:

Description	Fair Value	Cost basis	Unrealized Gain / (Loss)
Short-term investments	$7,207,725	$7,207,725	$-
Equity securities	3,625,596	710,799	2,914,797
Mutual funds	$2,983,748	2,901,300	$82,448

The fair values of the Company’s investments were determined as follows:

Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposit	$-	$7,207,725	$-
Equity securities	3,625,596	-	-
Mutual funds	2,983,748	-	-

Total	$6,609,344	$7,207,725	$-

The telecommunications stocks included in the portfolio as of December 27, 2009 were:

82,112 shares of AT&T	2,000 shares of Embarq
354 shares of Fairpoint Communications	939 shares of Idearc
475 shares of LSI	9,969 shares of Qwest
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

3.  Commitments and Contingencies

The Company’s purchase commitments at December 27, 2009 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Recoveries

In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  The Company has received $1,501,000 from a claim under its business interruption insurance for the lost income of the center from the time of its closure up through the business restoration period included under the policy.  The Company estimate for the amount to be recovered for the twenty-six weeks ended December 28, 2008 was $60,000.  The estimate was based on the average yearly percentage change in revenues between 2007 and 2006 comparable fiscal quarters multiplied by the prior year earnings of that center.

5.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

6.  Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on February 9, 2010, and has determined that no material subsequent events have occurred.

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

Telecom stocks AT&T and United Telecommunications (now Sprint) were purchased in 1979 and 1984, respectively, as an alternative to cash investments and to diversify investment holdings held in reserve.  The criteria at that time were that the stock purchased be of a domestic American corporation, be liquid and be relatively stable.  All stocks in our portfolio have come from spin-offs, mergers and acquisitions of the original two companies.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales, and over $2,500,000 in dividends the majority of which are tax favored in the form of exclusion from federal taxable income.

The Company's position in marketable securities is a source of expansion capital.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on December 27, 2009 was approximately $3,626,000, an increase of $171,000 from September 27, 2009.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s expansion capital derived from these investments.

Cash flow provided by operating activities in the twenty-six weeks ended December 27, 2009 was $1,802,000 which, along with cash on hand was sufficient to meet day-to-day cash needs.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $10,411,000 at the end of the fiscal second quarter of 2010 compared to $11,020,000 at the end of fiscal 2009.

In the six-month period ended December 27, 2009, the Company expended approximately $744,000 for the purchase of entertainment and restaurant equipment.  The Company is considering additional properties for the development of new bowling centers.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decrease in the category of Accounts Payable is primarily due to seasonal timing of payments including cash contribution to a benefit plan.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At December 27, 2009 league deposits of approximately $1,532,000 were included in the category of current liabilities.

Cash dividends totaling approximately $1.6 million, or $.31 per share, were paid to shareholders during the six-month period ended December 27, 2009.  In December 2009, the Company declared a regular quarterly $.155 per share dividend, payable February 10, 2010.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, about half of our business comes from the steady league bowlers.  The other half is from casual bowlers and groups and generally depends on the public’s discretionary budget dollars and their choices.  An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However, the longer the economy remains unstable, the less willing people are to spend on other than necessities.    Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.    Fiscal year 2010 has been and will continue to be a challenging period but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

Unlike previous downturns, many people entered this negative economic climate having little savings or available credit to tide them over.  While league bowlers budget for weekly participation, casual bowlers are dependent on discretionary spending.  League bowling remained strong but open play has softened.  In addition, in the quarter ended December 27, 2009, our Virginia and Maryland centers suffered one of the worst December snow storms on record and it was a major factor in low second quarter revenues.  The storm, which came over a weekend, caused losses of sales and some center closings.  While league postponements are expected to be made up in the third and fourth quarters, lost opportunities for open play cannot be recaptured.    The operating results for fiscal 2010 periods included in this report are not necessarily indicative of results to be expected for the year.

Net earnings were $424,483 or $.08 per share for the thirteen-week period ended December 27, 2009, and $743,852 or $.15 per share for the thirteen weeks ended December 28, 2008.  For the current twenty-six week period net earnings were $439,122 or $.09 per share compared to $866,822 or $.17 per share for the comparable period a year ago.

The prior year twenty-six week period includes an estimated insurance recovery of $60,000, shown as a credit in Operating Expenses, from lost income at one location.  Payment was received in the fourth quarter of fiscal 2009.  The following table sets forth the items in our consolidated summary of operations for the fiscal year-to-date periods ended December 27, 2009, and December 28, 2008, and the dollar and percentage changes therein.

	Twenty-six weeks ended
	December 27, 2009 and December 28, 2008
	Dollars in thousands
	12/27/2009	12/28/2008	Change	% Change
Operating Revenues:
Bowling and other	$9,176	$10,060	$(884)	(8.8)%
Food, beverage & merchandise sales	3,790	4,120	(330)	(8.0)
	12,966	14,180	(1,214)	(8.6)
Operating Expenses:
Compensation & benefits	6,281	6,820	(539)	(7.9)
Cost of bowling & other	3,762	3,781	(19)	(.5)
Cost of food, beverage & merch sales	1,089	1,265	(176)	(13.9)
Depreciation & amortization	918	925	(7)	(.8)
Recoveries	-	(60)	60	100.0
General & administrative	515	467	48	10.3
	12,565	13,198	(633)	(4.8)

Operating Income	401	982	(581)	(59.2)

Interest & dividend income	275	349	(74)	(21.2)

Earnings before taxes	676	1,331	(655)	(49.2)
Income taxes	237	464	(227)	(48.9)

Net Earnings	$439	$867	$(428)	(49.4)

                Operating Revenues

Total operating revenues decreased $656,000 to $6,891,000 in the most recent quarter compared to an increase of $40,000 to $7,546,000 in the three-month period ended December 28, 2008.  For the current fiscal six-month period operating revenues were down $1,214,000 versus an increase of $1,540,000 in the comparable six-month period a year ago.  The reopening of the Falls Church location and increased traffic at some centers were responsible for the increases in the prior year periods.    In the current fiscal year, bowling and other revenue decreased $473,000 in the quarter and $884,000 in the year-to-date period for the periods ended December 27, 2009.  Prior year comparable three and nine month period revenues showed increases of $36,000 and $109,000, respectively.

Food, beverage and merchandise sales were down $183,000 and $330,000 or 8% in both the current year quarter and six-month periods, respectively, due to the lower traffic.   Cost of sales decreased approximately $81,000 or 12% in the current year three-month period and $176,000 or 14% in the six-month period due to lower sales and tighter inventory control.

                Operating Expenses

Operating expenses were down $195,000 or 3% and down $633,000 or 5% in the current three and six-month periods, respectively, versus increases of  $365,000 or 6% and $779,000 or 6% in the three and six month periods respectively last year.  Employee compensation and benefits were down $234,000 or 7% and $539,000 or 8% in the current year three and six month periods, respectively, as the Company continued to make scheduling adjustments in response to customer traffic.  In the prior year comparable periods the category was down $128,000 or 4% and $136,000 or 2%, respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $19,000 or 1% versus an increase of $374,000 or 11% in the six-month periods ended December 27, 2009 and December 28, 2008, respectively. Maintenance and repair costs were up $88,000 or 53% in the fiscal 2010 second quarter, one-half of the increase being the cost of snow removal from the December storm.  For the current twenty-six week period maintenance costs were up $56,000.  The prior year comparable twenty-six week period showed maintenance costs up $55,000 or 15% primarily due to higher than normal repairs to exterior lighting.  Advertising costs during the current year twenty-six week period were up $48,000 or 12% due to an increase in advertising and higher pricing on that advertising.  For the six month periods ended December 2009 and December 2008, respectively, utility costs were down $55,000 or 6% and up $125,000 or 16%.  Lower fuel costs and our efforts in energy management are primarily responsible for the current year decrease.  Supplies and services expenses were flat in the current year second quarter and were down 4% in the six-month period ended December 2009.

Rent expense was flat in the current year-to-date period compared to a decrease of 8% in the prior year comparable period mainly due to changes in percentage rent.  Insurance expense excluding health insurance was up 7% in the current year-to-date period and 3% in last year’s comparable period due to policy and coverage changes.  Accounting fees are up in the current year as external auditor attestation of the Company’s  internal controls are required in the current year.

Depreciation and amortization expense was down 1% in the current year six-month period; however, this category may increase in the last half of the year as expenditures for games and equipment have increased over the prior year.

As a result of the above, operating income in the current six-month period of fiscal 2010 decreased approximately 59% to $401,000 compared to the prior year six-month period.

                Interest and Dividend Income

Interest and dividend income decreased $74,000 and $49,000 in the fiscal 2010 and 2009 year-to-date periods, respectively, due primarily to lower interest rates on investments.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 27, 2009. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 27, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 2.  Issuer Purchases of Equity Securities

Maximum number
			Total number of	(or approximate
			shares purchased	dollar value of
			as part of	shares that may
			publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
09/28/09-
10/25/09	66	$12.52	-	-

10/26/09-
11/22/09	-	-	-	-

11/23/09-
12/27/09	-	-
Total	66	$12.52	-	-

 Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 1, 2009 (the “Annual Meeting”).  The results of the vote on all items voted upon at the Annual Meeting were previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009, which is incorporated by reference herein.

Item 6.  Exhibits.

20	Press release issued February 9, 2010 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 9, 2010	By: /s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: February 9, 2010	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller