Form 10-Q
period 2010-03-28
BOWL AMERICA INC
filed 2010-05-11
CIK 13573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 28, 2010

COMMISSION FILE NUMBER: 0-1830

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S.Employer Identification No)

6446 Edsall Road, Alexandria, Virginia  22312
(Address of principal executive offices)(Zip Code)

(703) 941-6300
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☐           Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares Outstanding at
April 30, 2010
Class A Common Stock,
$.10 par value	3,672,510

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Operating Revenues:
Bowling and other	$5,833,898	$6,498,650	$15,010,131	$16,558,557
Food, beverage and merchandise sales	2,458,194	2,685,842	6,247,751	6,806,049
	8,292,092	9,184,492	21,257,882	23,364,606

Operating Expenses:
Employee compensation and benefits	3,241,426	3,403,523	9,522,704	10,223,926
Cost of bowling and other services	2,026,064	1,940,418	5,788,535	5,721,623
Cost of food, beverage and merchandise sales	625,193	693,866	1,714,016	1,958,987
Depreciation and amortization	449,253	446,085	1,366,756	1,370,648
Recoveries (Note 4)	-	(194,000)	-	(254,000)
General and administrative	217,728	243,239	732,216	709,693
	6,559,664	6,533,131	19,124,227	19,730,877

Operating Income	1,732,428	2,651,361	2,133,655	3,633,729
Interest and dividend income	136,797	149,992	411,692	498,246

Earnings before provision for income taxes	1,869,225	2,801,353	2,545,347	4,131,975
Provision for income taxes	653,900	1,022,800	890,900	1,486,600

Net Earnings	$1,215,325	$1,778,553	$1,654,447	$2,645,375

Earnings per share-basic & diluted	$.24	$.35	$.32	$.52

Weighted average shares outstanding	5,140,999	5,131,095	5,141,035	5,133,656

Dividends paid	$796,857	$769,676	$2,390,592	$2,310,383

Per share, dividends paid, Class A	$.155	$.15	$.465	$.45

Per share, dividends paid, Class B	$.155	$.15	$.465	$.45

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 28, 2010 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Net Earnings	$1,215,325	$1,778,553	$1,654,447	$2,645,375
Other comprehensive earnings - net of tax
Unrealized (loss) gain on available-for-sale securities net of tax of $(63,519) and ($44,195) for 13 weeks, and $66,501 and ($351,468) for 39 weeks	(104,097)	(75,349)	108,043	(599,217)

Comprehensive earnings	$1,111,228	$1,703,204	$1,762,490	$2,046,158

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 28, 2010 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	March 28,	June 28,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,212,095	$3,459,812
Short-term investments	7,217,430	7,560,195
Inventories	470,730	509,892
Prepaid expenses and other	579,892	453,007
Income taxes refundable	472,711	426,657
TOTAL CURRENT ASSETS	13,952,858	12,409,563
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $36,172,749 and $34,957,864	23,201,434	23,720,920
OTHER ASSETS:
Marketable securities	6,478,050	6,194,270
Cash surrender value-life insurance	542,136	542,136
Other	88,380	99,780
TOTAL OTHER ASSETS	7,108,566	6,836,186
TOTAL ASSETS	$44,262,858	$42,966,669

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$679,716	$917,295
Accrued expenses	973,866	1,085,700
Dividends payable	796,851	796,868
Other current liabilities	2,550,954	342,404
Current deferred income taxes	24,627	24,627
TOTAL CURRENT LIABILITIES	5,026,014	3,166,894
LONG-TERM DEFERRED COMPENSATION	51,408	51,408
NONCURRENT DEFERRED INCOME TAXES	2,235,671	2,169,170
TOTAL LIABILITIES	7,313,093	5,387,472

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,672,510 and 3,672,615	367,251	367,261
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,594,456	7,594,615
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	1,751,540	1,643,497
Retained earnings	27,089,672	27,826,978
TOTAL STOCKHOLDERS' EQUITY	36,949,765	37,579,197

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,262,858	$42,966,669

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	March 28,	March 29,
	2010	2009
Cash Flows From Operating Activities
Net earnings	$1,654,447	$2,645,375
Adjustments to reconcile net earningsto net cash provided by operating activities:
Depreciation and amortization	1,366,756	1,370,648
Changes in assets and liabilities
Decrease in inventories	39,162	261,702
(Increase) decrease in prepaid expenses & other	(126,885)	1,602,662
Increase in income taxes refundable	(46,054)	-
Increase in income taxes payable	-	641,427
Decrease in other long-term assets	11,400	-
Decrease in accounts payable	(237,579)	(211,954)
Decrease in accrued expenses	(111,834)	(252,679)
Increase in other current liabilities	2,208,550	2,279,799
Net cash provided by operating activities	4,757,963	8,336,980

Cash Flows From Investing Activities
Expenditures for land, building and equip	(847,270)	(374,074)
Net sales & maturities (purchases) of short-term investments	342,765	(1,696,403)
Purchases of marketable securities	(109,236)	(101,684)
Decrease in cash surrender value	-	24,851
Net cash used in investing activities	(613,741)	(2,147,310)

Cash Flows From Financing Activities
Payment of cash dividends	(2,390,592)	(2,310,383)
Purchase of Class A Common Stock	(1,347)	(46,809)
Net cash used in financing activities	(2,391,939)	(2,357,192)

Net Increase in Cash and Equivalents	1,752,283	3,832,478

Cash and Equivalents, Beginning of period	3,459,812	2,129,512

Cash and Equivalents, End of period	$5,212,095	$5,961,990

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$936,954	$845,173

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirty-nine Weeks Ended
March 28, 2010
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

2.  Investments

The Company’s investments are categorized as available-for-sale.  The fair value of the Company’s investments at March 28, 2010 was as follows:

Description	Fair Value	Cost basis	Unrealized Gain / (Loss)
Short-term investments	$7,217,430	$7,217,430	$-
Equity securities	3,418,583	710,799	2,707,784
Mutual funds	$3,059,467	2,937,622	$121,845

The fair values of the Company’s investments were determined as follows:

Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposit	$-	$7,217,430	$-
Equity securities	3,418,583	-	-
Mutual funds	3,059,467	-	-

Total	$6,478,050	$7,217,430	$-

The telecommunications stocks included in the portfolio as of March 28, 2010 were:

82,112 shares of AT&T	2,740 shares of Centurytel
354 shares of Fairpoint Communications	939 shares of SuperMedia
475 shares of LSI	9,969 shares of Qwest
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

3.  Commitments and Contingencies

The Company’s purchase commitments at March 28, 2010 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Recoveries

In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  The Company has received $1,501,000 from a claim under its business interruption insurance for the lost income of the center from the time of its closure up through the business restoration period included under the policy.  The Company estimate for the amount to be recovered for the thirty-nine weeks ended March 29, 2009 was $60,000.  A receivable for that amount has been included in the category Prepaid expenses and other on the Consolidated Balance Sheets at March 29, 2009.  The estimate was based on the average yearly percentage change in revenues between 2007 and 2006 comparable fiscal quarters multiplied by the prior year earnings of that center.

5.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

6.  Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on May 11, 2010, and has determined that no material subsequent events have occurred.

7.  Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  During times of volatility the Company places excess funds primarily in short-term, relatively liquid investments such as U. S. Treasury funds or certificates of deposits.

In the interest of increasing safety through diversity, the Company has long been invested in domestically domiciled stocks with the perceived potential of appreciation and safety, primarily telecommunications stocks and in the Government National Mortgage Association (“Ginnie Mae”) fund.

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

The Company's position in marketable securities is a source of expansion capital.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on March 28, 2010 was approximately $3,419,000, a decrease of $207,000 from December 27, 2009.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s expansion capital derived from these investments.

Cash flow provided by operating activities in the thirty-nine weeks ended March 28, 2010 was $4,758,000 which, along with cash on hand was sufficient to meet day-to-day cash needs.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $12,430,000 at the end of the fiscal third quarter of 2010 compared to $11,020,000 at the end of fiscal 2009.

In the nine-month period ended March 28, 2010, the Company expended approximately $847,000 for the purchase of entertainment and restaurant equipment.  The Company is considering additional properties for the development of new bowling centers.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month decrease in the category of Accounts Payable is primarily due to seasonal timing of payments including cash contribution to a benefit plan.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At March 28, 2010 league deposits of approximately $2,244,000 were included in the category of current liabilities.

Cash dividends totaling approximately $2.4 million, or $.465 per share, were paid to shareholders during the nine-month period ended March 28, 2010.  In March 2010, the Company declared a regular quarterly $.155 per share dividend, payable May 12, 2010.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business.   An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However, the longer the economy remains unstable, the less willing people are to spend on other than necessities.    Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.    Fiscal year 2010 has been and will continue to be a challenging period but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

During the quarter ended March 28, 2010, the Mid-Atlantic region suffered three major snow storms in a two week period resulting in the closure of all northern market centers on two days in the quarter, with additional days closed at some centers.    Two of these storms occurred on weekends at what is usually the height of the open play bowling season, taking a heavy toll in traffic especially for non-league games and restaurant sales that cannot be made up.  The lost income from bowling and restaurant sales compounded by record snow removal expense for the quarter of $150,000 was a primary cause of the 32% decrease in net earnings for the third quarter.   Results for the nine-month period ended March 28, 2010, reported herein include the effect of the record December 2009 weekend snow storm as well as the 2010 storms.   League postponements expected to be made up in the fourth quarter will not offset the reduction in traffic caused by the wicked winter weather.  Management believes that the continuing uncertain economic climate has influenced customers’ discretionary spending.  The operating results for fiscal 2010 periods included in this report are not necessarily indicative of results to be expected for the year.

Net earnings were $1,215,325 or $.24 per share for the thirteen-week period ended March 28, 2010, and $1,778,553 or $.35 per share for the thirteen weeks ended March 29, 2009.  For the current thirty-nine week period net earnings were $1,654,447 or $.32 per share compared to $2,645,375 or $.52 per share for the comparable period a year ago.

The prior year thirteen and thirty-nine week periods ended March 29, 2009 include recoveries from an insurance claim for lost income for the 13 month closure of the Falls Church center.  The final payment of $60,000 for the claim, part of the credit shown in Operating Expenses for the thirty-nine week period, was received in the fourth quarter of fiscal 2009.

The following table sets forth the items in our consolidated summary of operations for the fiscal year-to-date periods ended March 28, 2010, and March 29, 2009, respectively, and the dollar and percentage changes therein.

	Thirty-nine weeks ended
	March 28, 2010 and March 29, 2009
	Dollars in thousands
	3/28/2010	3/29/2009	Change	% Change
Operating Revenues:
Bowling and other	$15,010	$16,559	$(1,549)	(9.3)%
Food, beverage & merchandise sales	6,248	6,806	(558)	(8.2)
	21,258	23,365	(2,107)	(9.0)
Operating Expenses:
Compensation & benefits	9,523	10,224	(701)	(6.9)
Cost of bowling & other	5,788	5,722	66	1.1
Cost of food, beverage & merch sales	1,714	1,959	(245)	(12.5)
Depreciation & amortization	1,367	1,370	(3)	(.2)
Recoveries	-	(254)	254	100.0
General & administrative	732	710	22	3.1
	19,124	19,731	(607)	(3.1)

Operating Income	2,134	3,634	(1,500)	(41.3)

Interest & dividend income	411	498	(87)	(17.5)

Earnings before taxes	2,545	4,132	(1,587)	(38.4)
Income taxes	891	1,487	(596)	(40.0)

Net Earnings	$1,654	$2,645	$(991)	(37.5)

Operating Revenues

Total operating revenues for the period ended March 28, 2010 decreased $892,000 to $8,292,000 in the quarter and were down $2,107,000 to $21,258,000 in the nine-month period.   In the prior year comparable quarter and nine-month periods, revenues were up $321,000 to $9,184,000 and up $623,000 to $22,742,000, respectively.  The reopening of the Falls Church location and increased traffic at some centers were responsible for the increases in the prior year periods.    In the current fiscal year, bowling and other revenue decreased $665,000 in the quarter and $1,548,000 in the year-to-date period for the periods ended March 28, 2010.  Prior year comparable three and nine month period revenues showed increases of $186,000 and $296,000, respectively.

Food, beverage and merchandise sales were down $228,000 and $558,000 or 8% in both the current year quarter and nine-month periods, respectively, due to the lower traffic.   Cost of sales decreased approximately $70,000 or 10% in the current year three-month period and $245,000 or 12% in the nine-month period due to lower sales and tighter inventory control.

Operating Expenses

Operating expenses were flat in the current year quarter and down $607,000 or 3% in the current year nine-month period, versus an increase of  $53,000 or 1% and $726,000 or 4% in the three and nine month periods, respectively, last year.  Excluding the effect of insurance recovery from the prior year, operating expenses were down $167,000 or 2% and $861,000 or 4% in the current year quarter and nine months, respectively.  Employee compensation and benefits were down $162,000 or 5% and $701,000 or 7% in the current year three and nine month periods, respectively, in part due to center closures during snow storms and continued scheduling adjustments in response to customer traffic.  In the prior year comparable periods the category was down $115,000 or 3% and $133,000 or 1%, respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $67,000 or 1% versus an increase of $579,000 or 11% in the nine-month periods ended March 28, 2010 and March 29, 2009, respectively.  Maintenance and repair costs held to an increase of $81,000 or 30% in the fiscal 2010 third quarter despite snow removal costs of $150,000 for the period.  For the current thirty-nine week period maintenance costs were up $137,000.  In the prior year comparable thirteen week and thirty-nine week periods maintenance costs were up $95,000 or 55% and $150,000 or 27%, respectively, primarily due to higher than normal building repairs that occurred in the third quarter.  Advertising costs during the current year thirty-nine week period were up $46,000 or 8% due to increased advertising including some web based use.  For the nine month periods ended March 28, 2010 and March 29, 2009, respectively, utility costs were down $84,000 or 6% and up $177,000 or 16%.  Lower fuel costs and our efforts in energy management are primarily responsible for the current year decrease.  Supplies and services expenses were down 3% in both the current year third quarter and the nine-month period ended March 28, 2010.

Rent expense was flat in the current year-to-date period compared to a decrease of 8% in the prior year comparable period mainly due to changes in percentage rent.  Insurance expense excluding health insurance was up 8% in the current year-to-date period due to policy and coverage changes and was flat in last year’s comparable period.  Accounting fees are up in the current year as external auditor attestation of the Company’s internal controls are required in the current year.

Depreciation and amortization expense was flat in both the current year quarter and nine month periods.

As a result of the above, operating income in the current nine-month period of fiscal 2010 decreased approximately 41% to $2,134,000 compared to the prior year nine-month period.

Interest and Dividend Income

Interest and dividend income decreased $87,000 and $125,000 in the fiscal 2010 and 2009 year-to-date periods, respectively, due primarily to lower interest rates on investments.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 28, 2010. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 28, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II. OTHER INFORMATION

ITEM 2.  ISSUER PURCHASES OF EQUITY SECURITIES

Maximum number
			Total number of	(or approximate
			shares purchased	dollar value of
			as part of	shares that may
			publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
12/28/09-
01/24/10	-	-	-	-

01/25/10-
02/21/10	-	-	-	-

02/22/10-
03/28/10	39	$13.32
Total	39	$13.32	-	-

ITEM 6. EXHIBITS

20	Press release issued May 11, 2010 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 11, 2010	By: Leslie H. Goldberg
Leslie H. Goldberg, President

Date: May 11, 2010	By: Cheryl A. Dragoo
Cheryl A. Dragoo, Controller