Form 10-K
period 2010-06-27
BOWL AMERICA INC
filed 2010-09-24
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2010	Commission file Number 1-7829

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter.)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia	22312
(Address of principal executive offices)	(Zip Code)

(703) 941-6300
Registrant's telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered

Common stock (par value $.10)	NYSE Amex Exchange

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES [ ]  NO [X]

As of December 27, 2009, which was the last business day of the registrant's most recently completed second quarter, 3,672,549 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the NYSE Amex Exchange) of Bowl America Incorporated held by nonaffiliates of the registrant was approximately $37 million.  As of that date 1,468,462 Class B common shares were outstanding.  Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 27, 2009, the total aggregate market value for both classes of common stock held by nonaffiliates would be approximately $45 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at
September 1, 2010
Class A Common Stock
$.10 par value	3,678,509

Class B Common Stock
$.10 par value	1,468,462

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 27, 2010, are incorporated into Part III of this Form 10-K.  The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7) and financial statements (Item 8) attached to and included in this filing are incorporated herein by reference and filed as exhibits hereto.

BOWL AMERICA INCORPORATED

INDEX TO FISCAL 2010 10-K FILING

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

PART I

ITEM 1.  BUSINESS

   (a)   General Development of Business
   Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958.  The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly-owned subsidiaries operated 19 bowling centers.  The Company’s bowling center in Falls Church, Virginia, was closed in February 2007, due to roof damage from an ice storm.  The center reopened March 31, 2008.

   (b)   Financial Information about Industry Segments
   The Company operates in one segment.  Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises.  At the end of the fiscal year 2010, the Company had revenues of approximately $27.1 million, per share earnings of $.36, and approximately $41 million in total assets.  Merchandise sales, including food and beverages, were approximately 29% of operating revenues.  The balance of operating revenues (approximately 71%) represents fees for bowling and related services.  See the Company’s Consolidated Financial Statements on pages 16 through 28 of this Form 10-K for more detailed information.

   (c)   Narrative Description of Business
   As of September 1, 2010 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia.  These 19 bowling centers contain a total of 756 lanes.

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

   The bowling business is a seasonal one, and most of the business takes place from October through May.  It is highly competitive, but the Company has managed to maintain its position in the markets in which it operates.  The principal method of competition is the quality of service furnished to the Company's customers.  Its primary competitors are Brunswick Corporation, a large bowling equipment manufacturer, and AMF Bowling Worldwide, Inc.

   Compliance with federal, state and local environmental protection laws has not materially affected the Company.

   The number of persons employed by the Company and its subsidiaries is approximately 600.

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

ITEM 4.  [REMOVED AND RESERVED]

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

    The table below presents the high and low sales price range of the Company's Class A Common Stock in each quarter of fiscal years 2010 and 2009.

2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$14.44	$16.50	$14.49	$13.87
Low	$12.01	$10.50	$12.56	$12.11

2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$14.96	$13.50	$10.64	$14.69
Low	$12.34	$8.60	$9.00	$9.25

(b) Holders
    As of June 27, 2010, the approximate number of holders of record of the Company's Class A Common Stock was 356 and of the Company's Class B Common Stock was 26.

(c) Cash Dividends
    The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2010 and 2009.

Class A Common Stock
Quarter	2010	2009

First	15.5 cents	15 cents
Second	15.5 cents	15 cents
Third	15.5 cents	15 cents
Fourth	15.5 cents	15.5 cents

Class B Common Stock
Quarter	2010	2009

First	15.5 cents	15 cents
Second	15.5 cents	15 cents
Third	15.5 cents	15 cents
Fourth	15.5 cents	15.5 cents

    The Board of Directors decides the amount and timing of any dividend at its quarterly meetings based on its appraisal of the state of the business and estimate of future opportunities at such time.

    (d) Securities Authorized for Issuance Under Equity Compensation Plans
          None
    (e) Performance Graph
          Not required
    (f) Issuer purchases of equity securities

Maximum number
			Total number of	(or approximate
			shares purchased	dollar value of
			as part of	shares that may
			publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
03/29/10-
04/25/10	-	-	-	-

04/26/10-
05/23/10	-	-	-	-

05/24/10-
06/27/10	1	$13.40
Total	1	$13.40	-	-

ITEM 6.  SELECTED FINANCIAL DATA

    The information is set forth in the section entitled "Selected Financial Data" on page 15 of this Form 10-K.  Such information should be read in conjunction with the audited financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 10 through 13 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The financial statements and notes thereto are set forth on pages 16 through 28 of this Form 10-K.
    Supplementary data is not required.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of June 27, 2010.  Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2010 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

    (b) Changes in Internal Control Over Financial Reporting

    In accordance with Rule 13-a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended June 27, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)1.  Financial Statements
The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of June 27, 2010 and June 28, 2009

Consolidated statements of earnings and comprehensive earnings - years ended June 27, 2010 and June 28, 2009

Consolidated statements of stockholders' equity - years ended June 27, 2010 and June 28, 2009

Consolidated statements of cash flows - years ended June 27, 2010 and June 28, 2009

Notes to the consolidated financial statements - years ended June 27, 2010 and June 28, 2009

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

10(a) Amended Employment Agreement, dated June 22, 2010, between Registrant and Leslie H. Goldberg (Incorporated by reference From Registrant’s Form 8-K filed June 24, 2010.)

10(b) Amended Employment Agreement, dated June 22, 2010, between Registrant and Cheryl A. Dragoo.  (Incorporated by reference from Registrant's Form 8-K filed June 24, 2010.)

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

99(a) Selected Financial Data (Item 6), set forth as page 15 hereof

99(b) Management’s Discussion & Analysis of Financial Condition and Results of Operations (Item 7), set forth as pages 10-13 hereof

99(c) Consolidated Financial Statements(Item 8), set forth as pages 16-28 hereof

BOWL AMERICA INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWL AMERICA INCORPORATED

/s/ Leslie H. Goldberg
Leslie H. Goldberg
President
Chief Executive and Operating Officer

Date: September 24, 2010

/s/ Cheryl A. Dragoo
Cheryl A. Dragoo
Chief Financial Officer,
Assistant Treasurer and Controller
Principal Accounting Officer

Date: September 24, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg
Leslie H. Goldberg
President, Principal Executive
& Operating Officer & Director

Date: September 24, 2010

/s/ Ruth Macklin	/s/ A. Joseph Levy
Ruth Macklin	A. Joseph Levy
Senior Vice President-Treasurer	Senior Vice President-Secretary
and Director	and Director

Date: September 24, 2010	Date: September 24, 2010

/s/ Warren T. Braham	/s/ Stanley H. Katzman
Warren T. Braham	Stanley H. Katzman
Director	Director

Date: September 24, 2010	Date: September 24, 2010

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: September 24, 2010	Date: September 24, 2010

/s/ Cheryl A. Dragoo
Cheryl A Dragoo
Principal Accounting Officer,
and Director

Date: September 24, 2010

Management’s Annual Report on Internal Control Over Financial Reporting

   The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Securities and Exchange Commission’s Regulation S-K, the annual report of management of the Company on the Company’s internal control over financial reporting.

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 27, 2010.  The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of June 27, 2010, was effective.  No material weaknesses in the Company’s internal control over financial reporting were identified by management.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

4. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Exhibit99(b)	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds.  Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility.  The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks.  This diversity also provides a measure of safety of principal.

   Common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales and over $2,700,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  These marketable securities are carried at their fair value on the last day of the year.  The value of the securities on June 27, 2010 was approximately $3.3 million, unchanged from June 28, 2009.

   Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $9,716,000 at the end of fiscal 2010 compared to $11,020,000 at the end of fiscal 2009.

   The Company's position in all the above investments is a source of expansion capital.    Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

   Cash receipts exceeded day-to-day cash needs by $2,945,000.  Equipment purchases during fiscal year 2010 used approximately $942,000 and short-term cash was used to meet the balance required to pay dividends of $3,187,444.

   The Company is considering additional properties for the development of new bowling centers.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

   The Company paid cash dividends totaling approximately $3.2 million, or $.62 per share to shareholders during the 2010 fiscal year, making this the thirty-eighth consecutive year of increased regular dividends per share.  In June 2010, the Company declared a quarterly $.155 per share dividend paid in August 2010.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

OVERVIEW

    The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business.  An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However, the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Current economic conditions continue to create challenging times, but our response will be helped by having the resources to be able to promote the sport.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers.  Postponed league games are made up later in the season, but lost open play income is never recovered.

RESULTS OF OPERATIONS

    The combination of adverse weather in our northern market areas during the second and third quarters of fiscal 2010 and the ongoing negative economic climate, resulting in lower traffic, was the primary cause of the 39.5% drop in net earnings for fiscal year ended June 27, 2010.    In fiscal 2010, the Mid-Atlantic region suffered the worst winter on record, with three of four major snowstorms occurring on weekends.  Center closings due to these storms at the height of the open play bowling season resulted in the loss of non-league bowling and restaurant sales that cannot be recaptured.  Snow removal expense due to the storms, also a record amount, exceeded $190,000.

    In fiscal 2009 the Company received a final settlement of $261,000, included under Recoveries as a credit in Operating Expenses, from a claim under its business interruption insurance for lost income from its Falls Church center which was closed from February 2007 through March 2008 due to roof damage from an ice storm.  Fiscal year 2009 comparisons to the prior year are influenced by the difference of months in operation at the Falls Church location.  Fiscal years 2010 and 2009 each consisted of 52 weeks and nineteen centers were in operation throughout both years.

    The following table sets forth the items in our consolidated summary of operations for the fiscal years ended June 27, 2010 and June 28, 2009, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended
	June 27, 2010 and June 28, 2009
	Dollars in thousands
	2010	2009	Change	% Change
Operating Revenues:
Bowling and other	$19,110	$21,038	$(1,928)	(9.2)%
Food, beverage & merchandise sales	7,974	8,674	(700)	(8.1)
Gain (loss) on sales of assets	43	(1)	44	4400.0
	27,127	29,711	(2,584)	(8.7)
Operating Expenses:
Compensation & benefits	12,543	13,356	(813)	(6.1)
Cost of bowling & other	7,452	7,433	19	.2
Cost of food, beverage & merch sales	2,216	2,503	(287)	(11.5)
Depreciation & amortization	1,687	1,727	(40)	(2.3)
Recoveries	-	(261)	261	100.0
General & administrative	896	938	(42)	(4.5)
	24,794	25,696	(902)	(3.5)

Operating Income	2,333	4,015	(1,682)	(41.9)

Interest & dividend income	530	679	(149)	(21.9)

Earnings before taxes	2,863	4,694	(1,831)	(39.0)
Income taxes	1,012	1,637	(625)	(38.2)

Net Earnings	$1,851	$3,057	$(1,206)	(39.5)

Operating Revenues

   Total operating revenue decreased $2,584,000 to $27.1 million in fiscal 2010 compared to an increase of $362,000 to $29.7 million in fiscal 2009.  Operating revenues excluding the loss or gain on the sale of assets decreased $2,628,000 in fiscal 2010 versus an increase of $408,000 in fiscal 2009.  Bowling and other revenue decreased $1,928,000 in fiscal 2010 versus an increase of $167,000 in fiscal 2009.  Food, beverage and merchandise sales decreased $700,000 in fiscal 2010 versus an increase of $241,000 in fiscal 2009.

Operating Expenses

   As discussed in more detail below, total operating expenses decreased 3.5%, or $902,000, in fiscal year 2010 versus an increase of 2.8%, or $706,000 in fiscal 2009.  Excluding the effect of the insurance recovery from the prior year, operating expenses were down 4.5% or $1,163,000 in fiscal 2010.  Costs for employee compensation and benefits were down 6.1% in fiscal 2009 and down 2.8% in the prior year period.  Continuing its response to economic conditions, the Company’s scheduling adjustments have resulted in savings in this category which includes contributions to our two benefit plans, both of which are defined contribution plans.  There is no additional obligation beyond the current year contribution.

   Cost of bowling and other services increased slightly, by $19,000, in fiscal 2010 compared to an increase of 8.1% or $555,000, in fiscal year 2009.  Maintenance expense was up 17%, or $161,000, in fiscal 2010 as a result of the cost of snow removal.  The increase in fiscal 2009 was primarily due to building and parking lot repairs.    Supplies expense declined 6%, or $61,000, in fiscal 2010, compared to an increase of 8% in fiscal 2009 that was partially due to the change in needs for the Falls Church center.  Advertising costs increased $105,000, or 14%, in fiscal 2010 and $194,000 or 35% in fiscal 2009 due to aggressive multi-media campaigns.  Utility costs decreased 9% in fiscal 2010 partially as a result of upgrading electric fixtures and lower gas costs.  In fiscal 2009 utility costs were up 13%.

   Cost of food, beverage and merchandise sales declined 11.5% in fiscal 2010 due to lower sales and tighter inventory control.

   Depreciation expenses decreased approximately 2% in both fiscal year 2010 and 2009 as some large assets reached full depreciation.

   Operating income in fiscal 2010 decreased 41.9% from $4.0 million in fiscal 2009 to $2.3 million.

Interest and Dividend Income

   The decline in interest income due primarily to lower interest rates on investments, resulted in declines of 21.9% and 16.3% in fiscal 2010 and 2009, respectively.

Income taxes

   Effective income tax rates for the Company were 35.3% for fiscal 2010 and 34.9% for fiscal 2009, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments.

Net Earnings

   Net earnings in fiscal 2010 were $1.9 million, or $.36 per share, compared to $3.1 million, or $.60 per share in fiscal 2009.

CRITICAL ACCOUNTING POLICIES

   We have identified accounting for marketable investment securities as a critical accounting policy due to the significance of the amounts included in our balance sheet.  The Company exercises judgment in determining the classification of its investment securities as available-for-sale and in determining their fair value.  The Company records these investments at their fair value based on quoted market prices with the unrealized gain or loss recorded in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes.  Additionally, from time to time the Company must assess whether write-downs are necessary for other than temporary declines in value.

   We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment.  The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable.  In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets.  An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount.

805 King Farm Boulevard
Rockville, Maryland 20850
Phone 301.231.6200
Fax 301.231.7630

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bowl America Incorporated
Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of June 27, 2010 and June 28, 2009, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of June 27, 2010 and June 28, 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Aronson & Company

Aronson & Company
Rockville, Maryland
September 24, 2010

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data
	For the Years Ended
	June 27,	June 28,	June 29,	July 1,	July 2,
	2010	2009	2008	2007	2006
Operating revenues	$27,127,073	$29,710,743	$29,349,214	$31,989,893	$30,343,279
Operating expenses	24,793,942	25,696,315	24,990,753	26,481,388	25,410,113
Interest and dividend income	529,845	679,287	811,205	863,983	655,818
Investment earnings (loss)	-	-	267,237	(3,613)	-
Earnings before provision for income taxes	2,862,976	4,693,715	5,436,903	6,368,875	5,588,984
Provision for income taxes	1,012,264	1,636,433	1,902,363	2,179,932	1,949,409
Net earnings	$1,850,712	$3,057,282	$3,534,540	$4,188,943	$3,639,575

Weighted average shares outstanding- Basic & Diluted	5,141,102	5,133,375	5,135,693	5,136,499	5,136,968

Earnings per share- Basic & Diluted	$.36	$.60	$.69	$.82	$.71

Net cash provided by operating activities	$2,944,882	$6,502,922	$3,499,703	$6,101,075	$4,292,512

Cash dividends paid	$3,187,444	$3,105,700	$3,543,631	$2,927,853	$2,876,696
Cash dividends paid Per share - Class A	$0.62	$0.605	$0.69	$0.57	$0.56
- Class B	$0.62	$0.605	$0.69	$0.57	$0.56

Total assets	$41,410,343	$42,966,669	$44,056,750	$45,834,730	$43,130,385

Stockholders' equity	$36,403,807	$37,579,197	$38,214,963	$39,337,237	$37,088,954

Net book value per share	$7.07	$7.31	$7.44	$7.66	$7.22

Net earnings as a % of beginning stock holders' equity	4.9%	8.0%	9.0%	11.3%	10.1%

Lanes in operation	756	756	756	756	756
Centers in operation	19	19	19	19	19

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
	As of
	June 27,	June 28,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,579,487	$3,459,812
Short-term investments (Note 3)	7,136,584	7,560,195
Inventories	520,372	509,892
Prepaid expenses and other	439,744	453,007
Income taxes refundable	634,787	426,657
TOTAL CURRENT ASSETS	11,310,974	12,409,563
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	22,975,778	23,720,920
OTHER ASSETS:
Marketable investment securities (Note 3)	6,466,885	6,194,270
Cash surrender value-life insurance	568,626	542,136
Other	88,080	99,780
TOTAL OTHER ASSETS	7,123,591	6,836,186
TOTAL ASSETS	$41,410,343	$42,966,669

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$701,209	$917,295
Accrued expenses	1,036,225	1,085,700
Dividends payable	797,781	796,868
Other current liabilities	292,920	342,404
Current deferred income taxes (Note 7)	61,563	24,627
TOTAL CURRENT LIABILITIES	2,889,698	3,166,894
LONG-TERM DEFERRED COMPENSATION	47,675	51,408
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,069,163	2,169,170
TOTAL LIABILITIES	5,006,536	5,387,472

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,678,509 and 3,672,615	367,851	367,261
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,672,094	7,594,615
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	1,728,872	1,643,497
Retained earnings	26,488,144	27,826,978
TOTAL STOCKHOLDERS'EQUITY	36,403,807	37,579,197

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,410,343	$42,966,669

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	June 27,	June 28,
	2010	2009
Operating Revenues:
Bowling and other	$19,109,668	$21,037,547
Food, beverage and merchandise sales	7,974,228	8,674,571
Gain (loss) on sale of land, buildings and equipment	43,177	(1,375)
	27,127,073	29,710,743

Operating Expenses:
Employee compensation and benefits	12,543,436	13,356,076
Cost of bowling and other services	7,452,046	7,433,061
Cost of food, beverage and merchandise sales	2,215,625	2,503,200
Depreciation and amortization	1,687,150	1,726,854
Recoveries	-	(261,100)
General and administrative	895,685	938,224
	24,793,942	25,696,315

Operating Income	2,333,131	4,014,428
Interest and dividend income	529,845	679,287

Earnings before provision for income
Taxes	2,862,976	4,693,715
Provision for income taxes (Note 7)
Current	1,127,883	1,720,556
Deferred	(115,619)	(84,123)
	1,012,264	1,636,433

Net Earnings	$1,850,712	$3,057,282

Earnings per share-basic & diluted	$.36	$.60

Weighted average shares outstanding	5,141,102	5,133,375

Dividends paid	$3,187,444	$3,105,700

Per share, dividends paid, Class A	$.62	$.605

Per share, dividends paid, Class B	$.62	$.605

Net Earnings	$1,850,712	$3,057,282
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-for–sale
securities net of tax (tax benefit) of
$52,548 and ($309,664)	85,375	(637,624)

Comprehensive earnings	$1,936,087	$2,419,658

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated Other
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Comprehensive Earnings	Retained Earnings
Balance, June 29, 2008	3,667,228	$366,722	1,468,462	$146,846	$7,478,838	$2,281,121	$27,941,436
Purchase of stock	(4,613)	(461)	-	-	(6,823)	-	(39,525)
Shares issued for ESOP	10,000	1,000	-	-	122,600	-	-
Cash dividends paid	-	-	-	-	-	-	(2,335,347)
Accrued dividends declared
June 16, 2009, payable
August 12, 2009	-	-	-	-	-	-	(796,868)

Change in unrealized gain on
available-for-sale securities
(shown net of tax benefit)	-	-	-	-	-	(637,624)	-
Net earnings for the year	-	-	-	-	-	-	3,057,282
Balance, June 28,2009	3,672,615	$367,261	1,468,462	$146,846	$7,594,615	$1,643,497	$27,826,978
Purchase of stock	(106)	(10)	-	-	(161)	-	(1,189)
Shares issued for ESOP	6,000	600	-	-	77,640	-	-
Cash dividends paid	-	-	-	-	-	-	(2,390,576)
Accrued dividends declared
June 22, 2010, payable
August 4, 2010	-	-	-	-	-	-	(797,781)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	85,375	-
Net earnings for the year	-	-	-	-	-	-	1,850,712
Balance, June 27, 2010	3,678,509	$367,851	1,468,462	$146,846	$7,672,094	$1,728,872	$26,488,144

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 27,	June 28,
	2010	2009
Cash Flows From Operating Activities
Net earnings	$1,850,712	$3,057,282
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
Depreciation and amortization	1,687,150	1,726,854
Decrease in deferred income tax	(115,619)	(84,123)
(Gain) loss on disposition of assets-net	(43,177)	1,375
Stock issuance – ESOP plan	78,240	123,600
Changes in assets and liabilities
(Increase) decrease in inventories	(10,479)	290,667
Decrease in prepaid and other	13,263	1,506,842
Increase in income taxes refundable	(208,130)	(59,673)
Decrease (increase) in other long-term assets	11,700	(2,420)
Decrease in accounts payable	(216,086)	(2,465)
Decrease in accrued expenses	(49,475)	(61,824)
(Decrease) increase in other current liabilities	(49,484)	10,020
Decrease in long-term deferred compensation	(3,733)	(3,213)
Net cash provided by
operating activities	2,944,882	6,502,922

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(942,214)	(602,889)
Sale of assets	43,383	14,500
Net sales (purchases) and maturities of short-term
investments	423,611	(1,285,921)
Purchases of marketable securities	(134,693)	(133,295)
Increase in cash surrender value	(26,490)	(12,508)

Net cash used in investing activities	(636,403)	(2,020,113)

Cash Flows From Financing Activities
Payment of cash dividends	(3,187,444)	(3,105,700)
Purchase of Class A Common Stock	(1,360)	(46,809)

Net cash used in financing activities	(3,188,804)	(3,152,509)

Net (Decrease) increase in Cash and Equivalents	(880,325)	1,330,300

Cash and Equivalents, Beginning of period	3,459,812	2,129,512

Cash and Equivalents, End of period	$2,579,487	$3,459,812

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$1,333,544	$1,795,939

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiary corporations.  All significant inter-company items have been eliminated in the consolidated financial statements.

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to June 30.  Fiscal year 2010 ended June 27, 2010, and fiscal year 2009 ended June 28, 2009. Fiscal years 2010 and 2009 each consisted of 52 weeks.

Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on September 24, 2010.

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

Advertising Expense

It is the Company's policy to expense advertising expenditures as they are incurred.  The Company's advertising expenses for the years ending June 27, 2010, and June 28, 2009, were $849,095 and $743,748, respectively.

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

Earnings Per Share

Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,141,102, and 5,133,375, for fiscal years 2010 and 2009, respectively.

Comprehensive Earnings

A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the two years in the period ended June 27, 2010.

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

Other Current Liabilities

Other current liabilities include prize fund monies held by the Company for bowling leagues.  The funds are returned to the leagues at the end of the league bowling season.  At June 27, 2010 and June 28, 2009 other current liabilities included $283,344 and $342,747, respectively, in prize fund monies.

Reclassifications

Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve disclosures about fair value instruments.  The guidance requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy and requires disclosure of changes in level 3 activity on a gross basis.  In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques.  The guidance became effective beginning in the Company’s third quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company’s fiscal year 2012.  The Company has adopted this guidance and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued guidance related to variable interest entities (VIEs) which modifies how a company determines when VIEs should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design  and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is primarily beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities.  The guidance is effective as of the beginning of the Company’s fiscal year 2011, and its adoption is not expected to have an impact on the Company’s consolidated financial statements.

2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	June 27,	June 28,
	2010	2009
Demand deposits and cash on hand	$1,486,403	$2,949,812
Money market funds	755,671	-
Repurchase agreements	337,413	510,000
	$2,579,487	$3,459,812

The Company’s overnight repurchase agreements have restrictions that allow for the funds to be invested only in government backed securities.  The account balances at times exceed federally insured limits.  The Company does not believe this poses any significant risk.

3.  INVESTMENTS

The Company’s marketable securities are categorized as available-for-sale securities.  The cost for marketable securities was determined using the specific identification method.  The fair values of marketable securities are based on the quoted market price for those securities.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  At June 27, 2010, the fair value of short-term investments was $7,136,584.  At June 28, 2009, the fair value of short-term investments was $7,560,195.  Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities.  Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of June 27, 2010, the Company had $181,718 of gross unrealized gains from its investments in federal agency mortgage backed securities which had a fair value of $3,144,796.  As of June 28, 2009, $80,224 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $2,908,610.  The Company’s investments were was follows:

	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 27, 2010
Equity securities	$710,799	$2,613,973	$(2,683)	$3,322,089

Mutual fund	2,963,078	181,718	-	3,144,796

Certificates of deposits	7,136,584	-	-	7,136,584

June 28, 2009
Equity securities	$710,799	$2,588,149	$(13,288)

Mutual fund	2,828,386	80,224	-	2,908,610

Certificates of deposits and U.S. Treasury securities	7,560,195	-	-	7,560,195

During fiscal 2010, the Company had certain equity securities with cumulative unrealized losses of $2,683.  Management believes the unrealized losses are temporary and the Company has the ability and intent to hold these securities long enough to recover its investment.

June 27, 2010	Less than 12 months		12 Months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$-	$-	$2,332	$(2,683)	$2,332	$(2,683)

June 28, 2009	Less than 12 months		12 Months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$44,200	$(13,288)	$-	$-	$44,200	$(13,288)

The equity securities portfolio includes the following telecommunications stocks:

82,112	shares of AT&T
2,740	shares of CenturyLink
354	shares of Fairpoint Communications
4,508	shares of Frontier Communications
939	shares of Idearc
475	shares of LSI
9,969	shares of Qwest
40,000	shares of Sprint Nextel
18,784	shares of Verizon
11,865	shares of Vodafone
4,079	shares of Windstream

There were no sales or exchanges of holdings in the years ended June 27, 2010 and June 28, 2009 other than the exchange of the Company’s shares of Embarq for its current shares of CenturyLink as a result of the merger of those companies in July 2009.

As stated in Note 1, the Company records its readily marketable debt and equity securities at fair value.  These assets are valued in accordance with a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value of these assets as of June 27, 2010 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 27,2010	June 27, 2010

Equity securities	$3,322,089	$-	$-	$36,429	$2,611,290

Mutual fund	3,144,796	-	-	101,494	181,718

Certificates of deposits	-	7,136,584	-	-	-
TOTAL	$6,466,885	$7,136,584	-	$137,923	$2,793,008

The fair value of these assets as of June 28, 2009 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 28,2009	June 28, 2009

Equity securities	$3,285,660	$-	$-	$(1,048,641)	$2,574,861

Mutual fund	2,908,610	-	-	101,353	80,224

Certificates of deposits	-	7,560,195	-	-	-
TOTAL	$6,194,270	$7,560,195	-	$(947,288)	$2,655,085

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4.  LAND, BUILDINGS, AND EQUIPMENT

Land, buildings, and equipment, as cost, consisted of the following:

	June 27,	June 28,
	2010	2009

Buildings	$17,541,393	$17,541,393
Leasehold and building improvements	7,561,489	7,250,953
Bowling lanes and equipment	22,625,259	22,136,136
Land	10,590,450	10,590,450
Amusement games	848,640	834,396
Bowling lanes and equipment not yet in use	154,343	325,456
	59,321,574	58,678,784
Less accumulated depreciation and amortization	36,345,796	34,957,864
	$22,975,778	$23,720,920

Depreciation and amortization expense for buildings and equipment for fiscal years 2010 and 2009 was $1,687,150, and $1,726,854, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project.  Bowling lanes and equipment not yet in use are not depreciated.

5.  COMMITMENTS AND CONTINGENCIES

In February 2007, the Company temporarily closed an existing bowling center in Falls Church, Virginia when its roof was damaged by an ice storm.  The center reopened on March 31, 2008.  The Company’s business interruption insurance covered the lost income of the center while repairs were being made and during a business restoration period after reopening.  During fiscal 2009 final settlement of the loss, totaling $1,501,000 was received.  In fiscal year 2009, $261,100 was recognized as recoveries.

Lease Commitments

The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers.  Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

At June 27, 2010, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2011	$288,000
2012	288,000
2013	288,000
2014	280,667
2015	16,667
Total minimum lease payments	$1,161,334

Net rent expense was as follows:

	For the Years Ended
	June 27,	June 28,
	2010	2009

Minimum rent under operating leases	$287,067	$264,881
Excess percentage rents	3,675	20,291
	$290,742	$285,172

Purchase Commitments

The Company's purchase commitments at June 27, 2010 are for materials, supplies, services and equipment as part of the normal course of business.

6.  PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans.  The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service.  The Plan provides for Company contributions as determined by the Board of Directors.  For the years ended June 27, 2010 and June 28, 2009, contributions in the amount of $75,000 and $120,000, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year.  The Plan provides for Company contributions as determined by the Board of Directors.  For fiscal years 2010 and 2009, the Company contributed Bowl America common stock to the Plan, 6,000 shares valued at $78,240, and 10,000 shares valued at $123,600, respectively, based on the market price on the date of contribution.

The Company has no defined benefit plan or other post retirement plan.

7.  INCOME TAXES

The Company is required to analyze all material positions it has taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the  taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s financial statements.

The Company had no material unrecognized tax benefits at June 27, 2010 nor does it expect any significant change in that status during the next twelve months.  No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet.  Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued.  The Company is subject to U.S. Federal income tax and to several state jurisdictions.  Returns filed for tax periods ending after July 2, 2006 are still open to examination by those relevant taxing authorities.

The significant components of the Company's deferred tax assets and liabilities were as follows:

	June 27,	June 28,
	2010	2009
Deferred tax:
Land, buildings, and equipment	$1,093,463	$1,209,038
Unrealized gain on available-for-sale securities	1,064,136	1,011,587
Prepaid expenses and other	(26,873)	(26,828)
Deferred tax liabilities	$2,130,726	$2,193,797

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2010	2009
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	3.2	2.8
Dividends received exclusion	(1.9)	(1.9)
All other net	-
	35.3%	34.9%

8.  STOCKHOLDERS' EQUITY

The Class A shares have one vote per share voting power.  The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At June 27, 2010, and June 28, 2009, the Company had $39,093 in employee loans related to the issuance of shares.  These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3 1/2% to 5% and are payable over a term of three years from the date of the agreements which range from 2008 to 2010. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION

Deferred compensation payable was a total of $52,754 at June 27, 2010, and $56,624 at June 28, 2009.  The current portion of these amounts is $5,079 at June 27, 2010, and $5,216 at June 28, 2009, and is included in accrued expenses.