Form 10-Q
period 2010-09-26
BOWL AMERICA INC
filed 2010-11-09
CIK 13573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 26, 2010

COMMISSION FILE NUMBER: 0-1830

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S.Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia  22312
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

Shares Outstanding at
November 6, 2010
Class A Common Stock,
$.10 par value	3,678,509

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended
	September 26,	September 27,
	2010	2009
Operating Revenues:
Bowling and other	$4,007,330	$4,326,333
Food, beverage and merchandise sales	1,642,649	1,748,877
	5,649,979	6,075,210

Operating Expenses:
Employee compensation and benefits	3,090,984	3,145,948
Cost of bowling and other services	1,868,981	1,858,350
Cost of food, beverage and merchandise sales	476,384	490,863
Depreciation and amortization	436,422	458,250
General and administrative	242,184	235,489
	6,114,955	6,188,900

Operating Loss	(464,976)	(113,690)
Interest and dividend income	144,907	136,129

(Loss) earnings before provision for income taxes	(320,069)	22,439
Provision for (income tax benefit) income tax	(115,200)	7,800

Net (Loss) earnings	$(204,869)	$14,639

(Loss) earnings per share-basic & diluted	$(.04)	$.00

Weighted average shares outstanding	5,146,971	5,141,077

Dividends paid	$797,781	$796,868

Per share, dividends paid, Class A	$.155	$.155

Per share, dividends paid, Class B	$.155	$.155

The operating results for the thirteen (13) week period ended September 26, 2010 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	September 26,	September 27,
	2010	2009

Net (Loss) earnings	$(204,869)	$14,639
Other comprehensive earnings- net of tax
Unrealized gain on available- for-sale securities net of tax of $178,183 and $76,839	289,487	125,369

Comprehensive earnings	$84,618	$140,008

The operating results for the thirteen (13) week period ended September 26, 2010 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 26,	June 27,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,222,978	$2,579,487
Short-term investments	6,271,325	7,136,584
Inventories	647,168	520,372
Prepaid expenses and other	113,756	439,744
Income taxes refundable	634,787	634,787
Current deferred income taxes	53,637	-
TOTAL CURRENT ASSETS	10,943,651	11,310,974
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of 36,782,218 and 36,345,796	22,642,148	22,975,778
OTHER ASSETS:
Marketable investment securities	6,962,911	6,466,885
Cash surrender value-life insurance	568,626	568,626
Other	88,080	88,080
TOTAL OTHER ASSETS	7,619,617	7,123,591
TOTAL ASSETS	$41,205,416	$41,410,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$658,703	$701,209
Accrued expenses	903,162	1,036,225
Dividends payable	797,781	797,781
Other current liabilities	860,105	292,920
Current deferred income taxes	-	61,563
TOTAL CURRENT LIABILITIES	3,219,751	2,889,698
LONG-TERM DEFERRED COMPENSATION	47,675	47,675
NONCURRENT DEFERRED INCOME TAXES	2,247,346	2,069,163
TOTAL LIABILITIES	5,514,772	5,006,536

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,678,509	367,851	367,851
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,672,094	7,672,094
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,018,359	1,728,872
Retained earnings	25,485,494	26,488,144
TOTAL STOCKHOLDERS' EQUITY	35,690,644	36,403,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,205,416	$41,410,343

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	September 26,	September 27,
	2010	2009
Cash Flows From Operating Activities
Net (loss) earnings	$(204,869)	$14,639
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	436,422	458,250
Changes in assets and liabilities
Increase in inventories	(126,796)	(121,572)
Decrease in prepaid & other	325,988	112,752
Increase in income taxes refundable	-	(3,200)
Increase in deferred tax asset	(115,200)	-
Decrease in other long-term assets	-	1,400
Decrease in accounts payable	(42,506)	(377,433)
Decrease in accrued expenses	(133,063)	(147,097)
Increase in other current liabilities	567,185	497,287
Net cash provided by operating activities	707,161	435,026

Cash Flows From Investing Activities
Expenditures for land, building and equip	(102,792)	(620,309)
Net sales & maturities of short-term
Investments	865,259	370,025
Purchases of marketable securities	(28,356)	(29,198)
Net cash provided by (used in) Investing activities	734,111	(279,482)

Cash Flows From Financing Activities
Payment of cash dividends	(797,781)	(796,868)
Net cash used in financing activities	(797,781)	(796,868)

Net Increase (decrease) in Cash and Equivalents	643,491	(641,324)

Cash and Equivalents, Beginning of period	2,579,487	3,459,812

Cash and Equivalents, End of period	$3,222,978	$2,818,488

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$-	$11,000

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended
September 26, 2010
(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of June 27, 2010 has been derived from the Company's June 27, 2010 audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended June 27, 2010.

2.  Investments

The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at September 26, 2010 and June 27, 2010 were as follows:

September 26, 2010 Description	Fair Value	Cost basis	Unrealized Gain )
Short-term investments	$6,271,325	$6,271,325	$-
Equity securities	$3,787,060	$710,799	$3,076,261
Mutual funds	$3,175,851	$2,991,433	$184,418

June 27, 2010 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$7,136,584	$7,136,584	$-
Equity securities	$3,322,089	$710,799	$2,611,290
Mutual funds	$3,144,796	$2,963,078	$181,718

The fair values of the Company’s investments were determined as follows:

September 26, 2010 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$6,271,325	$-
Equity securities	3,787,060	-	-
Mutual funds	3,175,851	-	-

Total	$6,962,911	$6,271,325	$-

June 27, 2010 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$7,136,584	$-
Equity securities	3,322,089	-	-
Mutual funds	3,144,796	-	-

Total	$6,466,885	$7,136,584	$-

The telecommunications stocks included in the portfolio as of September 26, 2010 were:

82,112 shares of AT&T	2,740 shares of CenturyLink
4,508 shares of Frontier Communications	939 shares of Supermedia
475 shares of LSI	9,969 shares of Qwest
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.  Commitments and Contingencies

The Company’s purchase commitments at September 26, 2010, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5.   Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 9, 2010, and has determined that no material subsequent events have occurred.

6.  Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds.  Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility.  The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks.  The Company considers that this diversity also provides a measure of safety of principal.

Common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 at a cost of approximately $630,000.  While not all stocks in the portfolio are domestic American companies any longer, we have received approximately $962,000 from mergers and sales, and over $2,700,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.

These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on September 26, 2010 was approximately $3,787,000, an increase of $465,000 from June 27, 2010.

Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $9,494,000 at the end of the fiscal first quarter of 2011 compared to $9,716,000 at the end of fiscal 2010.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the three-month period ended September 26, 2010, the Company expended approximately $103,000 for the purchase of entertainment and restaurant equipment.  The Company is considering additional properties for the development of new bowling centers.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decrease in the category of Accrued Expenses is attributable primarily to the timing of the cash payment into the profit sharing plan of the contribution for Plan Year ended June 30, 2010, declared by the Board of Directors at its June 2010 meeting.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At September 26, 2010, league deposits of approximately $726,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended September 26, 2010 was $707,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends.  Cash dividends of approximately $798,000, or $.155 per share, were paid to shareholders during the three-month period ended September 26, 2010.  In September 2010, the Company declared a regular quarterly dividend of $.155 per share, payable November 10, 2010.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business.  An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

For the thirteen-week period ended September 26, 2010 there was a net loss of $204,869, or $.04 loss per share.  For the prior year thirteen-week period ended September 27, 2009, net earnings were $14,639, or less than $.01 per share.  Nineteen locations were in operation in both periods.  The bowling business is seasonal and the first quarter which includes summer months is typically the slowest.  Management believes that the continuing uncertain economic conditions are negatively affecting the public’s discretionary spending.  The operating results for the fiscal 2011 period included in this report are not necessarily indicative of results to be expected for the year.

The following table sets forth the items in our consolidated summary of operations for the fiscal quarter ended September 26, 2010, and September 27, 2009, and the dollar and percentage changes therein.

	Thirty-nine weeks ended
	September 26, 2010 and September 27, 2009
	Dollars in thousands
	2010	2009	Change	% Change
Operating Revenues:
Bowling and other	$4,007	$4,326	$(319)	(7.4)
Food, beverage & merchandise sales	1,643	1,749	(106)	(6.1)
	5,650	6,075	(425)	(7.0)
Operating Expenses:
Compensation & benefits	3,091	3,146	(55)	(1.7)
Cost of bowling & other	1,869	1,858	11	.6
Cost of food, beverage & merchandise sales	476	491	(15)	(3.1)
Depreciation & amortization	437	458	(21)	(4.6)
General & administrative	242	236	6	2.5
	6,115	6,189	(74)	(1.2)

Operating (Loss) Income	(465)	(114)	(351)	(307.9)

Interest & dividend income	145	136	9	(6.6)

(Loss) earnings before taxes	(320)	22	(342)	(1554.5)
(Income tax benefit) income taxes	(115)	7	(122)	(1742.8)

Net (Loss) earnings	$(205)	$15	$(220)	(1466.7)

Operating Revenues

Total operating revenues decreased $425,000 to $5,650,000 in the most recent quarter compared to a decrease of $559,000 to $6,075,000 in the three-month period ended September 27, 2009.  Bowling and other revenue decreased $319,000 in the current year fiscal quarter compared to a decrease of $411,000 in the comparable prior year quarter.  In addition to the impact of a continuing unfavorable economic climate, this is the first league season since the law banning indoor smoking took effect in Virginia and, as with prior implementation of the same laws in Maryland and Florida, league participation was adversely affected.

Food, beverage and merchandise sales were down $106,000 or 6% in the current year quarter due to lower traffic, compared to a decrease of $148,000 in the prior year comparable quarter.  Cost of sales decreased approximately $15,000 or 3% in the current year three-month period due partially to lower sales and tighter inventory control compared to a decrease of $94,000 in the three-month period last year.

Operating Expenses

Operating expenses were down $74,000 or 1% and down $439,000 or 7% in the three-month periods ended September 2010 and 2009 respectively.  Employee compensation and benefits were down $55,000 or 2% in the fiscal 2011 quarter as the Company continued to make scheduling adjustments in response to lower traffic.  Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $11,000 or less than 1% versus a decrease of $113,000 or 6% in the three-month periods ended September 26, 2010 and September 27, 2009, respectively. Maintenance and repair costs were up $11,000 or 5% in the fiscal 2011 quarter primarily due to major air conditioning repairs.  In the prior year period maintenance costs were down $32,000 or 12%.  Advertising costs increased $28,000 or 14% in the current year quarter as the Company expanded its cable ad campaign.  For the three month periods ended September 26, 2010 and September 27, 2009, respectively, utility costs were up less than 1% and were down $39,000 or 8%.  In the current period, the cost for cooling during the record hot summer offset the saving from changes to more energy efficient electric fixtures.  Supplies and services expenses increased 2% for the current year three-month period and decreased 7% in last year’s three-month period.

Real estate tax expense decreased 6% in the current year-to-date period due primarily to assessment adjustments during the economic downturn.  Insurance expense excluding health insurance declined 6% in the current year-to-date period as the insurance market softened.

Depreciation and amortization expense was down 5% in the current year three-month period and down  2% in the prior year three-month period as some large assets reached full depreciation.

As stated above, the first quarter of the fiscal year is seasonally the slowest and the quarter ended September 26, 2010 resulted in an operating loss of $465,000.  The comparable quarter last year produced an operating loss of $114,000.

Interest and Dividend Income

Interest and dividend income increased $9,000 or 7% and decreased $46,000 or 25% in the fiscal 2011 and 2010 year-to-date periods, respectively, due primarily to changes in interest rates on investments.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 26, 2010. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September  26, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 9, 2010 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 9, 2010	By: /s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: November 9, 2010	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller