Form 10-Q
period 2010-12-26
BOWL AMERICA INC
filed 2011-02-08
CIK 13573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 26, 2010

COMMISSION FILE NUMBER: 0-1830

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S.Employer Identification No)

6446 Edsall Road, Alexandria, Virginia  22312
(Address of principal executive offices)(Zip Code)

(703) 941-6300
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
January 26, 2011
Class A Common Stock,
$.10 par value	3,678,509

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
Operating Revenues:
Bowling and other	$4,553,314	$4,849,900	$8,560,644	$9,176,233
Food, beverage and merchandise sales	1,926,558	2,040,680	3,569,207	3,789,557
	6,479,872	6,890,580	12,129,851	12,965,790

Operating Expenses:
Employee compensation and benefits	3,118,492	3,135,330	6,209,476	6,281,278
Cost of bowling and other services	1,847,946	1,904,121	3,716,927	3,762,471
Cost of food, beverage and merchandise sales	569,960	597,960	1,046,344	1,088,823
Depreciation and amortization	432,051	459,253	868,473	917,503
General and administrative	251,317	278,999	493,501	514,488
	6,219,766	6,375,663	12,334,721	12,564,563

Operating Income (loss)	260,106	514,917	(204,870)	401,227
Interest and dividend income	185,904	138,766	330,811	274,895

Earnings before provision for income taxes	446,010	653,683	125,941	676,122
Provision for income taxes	160,600	229,200	45,400	237,000

Net Earnings	$285,410	$424,483	$80,541	$439,122

Earnings per share-basic & diluted	$.06	$.08	$.02	$.09

Weighted average shares outstanding	5,146,971	5,141,030	5,146,971	5,141,053

Dividends paid	$797,781	$796,868	$1,595,562	$1,593,735

Per share, dividends paid, Class A	$.155	$.155	$.31	$.31

Per share, dividends paid, Class B	$.155	$.155	$.31	$.31

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 26, 2010 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009

Net Earnings	$285,410	$424,483	$80,541	$439,122
Other comprehensive earnings- net of tax
Unrealized gain on available-
for-sale securities net of tax of
$53,401 and $53,181 for 13 weeks,
and $231,584 and $130,020 for 26 weeks	86,758	86,771	376,245	212,140

Comprehensive earnings	$372,168	$511,254	$456,786	$651,262

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 26, 2010 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	December 26,	June 27,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,242,514	$2,579,487
Short-term investments	5,945,061	7,136,584
Inventories	560,046	520,372
Prepaid expenses and other	691,924	439,744
Income taxes refundable	713,187	634,787
TOTAL CURRENT ASSETS	11,152,732	11,310,974
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $37,063,528 and $36,345,796	22,745,481	22,975,778
OTHER ASSETS:
Marketable securities	7,197,461	6,466,885
Cash surrender value-life insurance	568,626	568,626
Other	86,139	88,080
TOTAL OTHER ASSETS	7,852,226	7,123,591
TOTAL ASSETS	$41,750,439	$41,410,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$983,929	$701,209
Accrued expenses	597,945	1,036,225
Dividends payable	823,515	797,781
Other current liabilities	1,695,768	292,920
Current deferred income taxes	61,563	61,563
TOTAL CURRENT LIABILITIES	4,162,720	2,889,698
LONG-TERM DEFERRED COMPENSATION	47,675	47,675
NONCURRENT DEFERRED INCOME TAXES	2,300,747	2,069,163
TOTAL LIABILITIES	6,511,142	5,006,536

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,678,509	367,851	367,851
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,672,094	7,672,094
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,105,117	1,728,872
Retained earnings	24,947,389	26,488,144
TOTAL STOCKHOLDERS' EQUITY	35,239,297	36,403,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,750,439	$41,410,343

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	December 26,	December 27,
	2010	2009
Cash Flows From Operating Activities
Net earnings	$80,541	$439,122
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	868,473	917,503
Changes in assets and liabilities
Increase in inventories	(39,674)	(41,747)
Increase in prepaid & other	(252,180)	(222,168)
Increase in income taxes refundable	(78,400)	(107,800)
Decrease in other long-term assets	1,941	1,400
Increase (decrease) in accounts payable	282,720	(323,273)
Decrease in accrued expenses	(438,280)	(234,857)
Increase in other current liabilities	1,402,848	1,373,753
Net cash provided by operating activities	1,827,989	1,801,933

Cash Flows From Investing Activities
Expenditures for land, building and equip	(638,176)	(743,715)
Net sales & maturities of short-term Investments	1,191,523	352,470
Purchases of marketable securities	(122,747)	(72,914)
Net cash provided by (used in) Investing activities	430,600	(464,159)

Cash Flows From Financing Activities
Payment of cash dividends	(1,595,562)	(1,593,735)
Purchase of Class A Common Stock	-	(828)
Net cash used in financing activities	(1,595,562)	(1,594,563)

Net Increase (Decrease) in Cash and Equivalents	663,027	(256,789)

Cash and Equivalents, Beginning of period	2,579,487	3,459,812

Cash and Equivalents, End of period	$3,242,514	$3,203,023

Supplemental Disclosures of Cash Flow Information Cash Paid During the Period for:
Income taxes	$123,800	$344,800

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twenty-six Weeks Ended
December 26, 2010
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

2.  Investments

The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at December 26, 2010 and June 27, 2010 were as follows:

December 26, 2010 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$5,945,061	$5,945,061	$-
Equity securities	$3,949,134	$710,799	$3,238,335
Mutual funds	$3,248,327	$3,085,823	$162,504

June 27, 2010 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$7,136,584	$7,136,584	$-
Equity securities	$3,322,089	$710,799	$2,611,290
Mutual funds	$3,144,796	$2,963,078	$181,718

The fair values of the Company’s investments were determined as follows:

December 26, 2010
Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$5,945,061	$-
Equity securities	3,949,134	-	-
Mutual funds	3,248,327	-	-

Total	$7,197,461	$5,945,061	$-

June 27, 2010
Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$7,136,584	$-
Equity securities	3,322,089	-	-
Mutual funds	3,144,796	-	-

Total	$6,466,885	$7,136,584	$-

The telecommunications stocks included in the portfolio as of December 26, 2010 were:

82,112 shares of AT&T	2,740 shares of CenturyTel
4,508 shares of Frontier Communications	939 shares of Supermedia
475 shares of LSI	9,969 shares of Qwest
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

3.  Commitments and Contingencies

The Company’s purchase commitments at December 26, 2010 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

6.  Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on February 8, 2011, and has determined that no material subsequent events have occurred.

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

Common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 at a cost of approximately $630,000.  While not all stocks in the portfolio are domestic American companies any longer, we have received approximately $962,000 from mergers and sales, and over $2,700,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on December 26, 2010 was approximately $3,949,000, an increase of $162,000 from September 26, 2010.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $9,188,000 at the end of the fiscal second quarter of 2011 compared to $9,716,000 at the end of fiscal 2010.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the six-month period ended December 26, 2010, the Company expended approximately $638,000 for the purchase of entertainment and restaurant equipment.   The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month changes in the categories of Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including cash contribution to a benefit plan.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At December 26, 2010, league deposits of approximately $1,515,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended December 26, 2010 was $1,828,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends.  Cash dividends of approximately $1,596,000, or $.31 per share, were paid to shareholders during the six month period ended December 26, 2010.  In December 2010, the Company declared an increase in the regular quarterly dividend to $.16 per share, payable February 9, 2011.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business.  An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While rainy weather prompts people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

Net earnings were $285,410 or $.06 per share for the thirteen-week period ended December 26, 2010, and $424,483 or $.08 per share for the thirteen weeks ended December 27, 2009.  For the current twenty-six week period net earnings were $80,541 or $.02 per share compared to $439,122 or $.09 per share for the comparable period a year ago.

Management believes that the uncertainty of an economic recovery has impacted the public’s view of discretionary spending.  In the quarter ended December 27, 2009, our Virginia and Maryland centers suffered one of the worst December snow storms on record and it was a major factor in low second quarter revenues last year.  The operating results for fiscal 2011 periods included in this report are not necessarily indicative of results to be expected for the year.

The following table sets forth the items in our consolidated summary of operations for the fiscal year-to-date periods ended December 26, 2010, and December 27, 2009, and the dollar and percentage changes therein.

	Twenty-six weeks ended
	December 26, 2010 and December 27, 2009
	Dollars in thousands
	12/26/2010	12/27/2009	Change	% Change
Operating Revenues:
Bowling and other	$8,561	$9,176	$(615)	(6.7)%
Food, beverage & merchandise sales	3,569	3,790	(221)	(5.8)
	12,130	12,966	(836)	(6.4)
Operating Expenses:
Compensation & benefits	6,209	6,281	(72)	(1.1)
Cost of bowling & other	3,717	3,762	(45)	(1.2)
Cost of food, beverage & merch sales	1,046	1,089	(43)	(3.9)
Depreciation & amortization	869	918	(49)	(5.3)
General & administrative	494	515	(21)	(4.1)
	12,335	12,565	(230)	(1.8)

Operating (Loss) income	(205)	401	(606)	(151.1)

Interest & dividend income	331	275	56	(20.4)

Earnings before taxes	126	676	(550)	(81.4)
Income taxes	45	237	(192)	(81.0)

Net Earnings	$81	$439	$(358)	(81.5)

Operating Revenues

Total operating revenues decreased $411,000 to $6,480,000 in the most recent quarter compared to a decrease of $656,000 to $6,891,000 in the three-month period ended December 27, 2009.  For the current fiscal six-month period operating revenues were down $836,000 versus a decrease of $1,214,000 in the comparable six-month period a year ago.  In the current fiscal year, promotional pricing is partially responsible for the decease in bowling and other revenue of $297,000 in the quarter and $615,000 in the year-to-date period for the periods ended December 26, 2010.   Prior year comparable three and six month period revenues showed decreases of $473,000 and $884,000, respectively with the winter storm closings a large factor.

Food, beverage and merchandise sales were down $114,000 and $221,000 or 6% in both the current year quarter and six-month periods, respectively, due to the lower traffic.   Cost of sales decreased approximately $28,000 or 5% in the current year three-month period and $43,000 or 4% in the six-month period due to lower sales and tighter inventory control.

Operating Expenses

Operating expenses were down $156,000 and $230,000 or 2% in both the current three and six-month periods, respectively, versus decreases of  $195,000 or 3% and $633,000 or 5% in the three and six month periods respectively last year.  Employee compensation and benefits were down slightly in the current year three-month period and down $72,000 or 1% and six month periods, respectively, as the Company continued to make scheduling adjustments in response to customer traffic.  In the prior year comparable periods the category was down $234,000 or 7% and $539,000 or 8%, respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $45,000 or 1% versus a decrease of $19,000 or 1% in the six-month periods ended December 26, 2010 and December 27, 2009, respectively. In the twenty-six weeks ended December 26, 2010, maintenance and repair costs were up $29,000 or 6% primarily due to interior design updating at some locations and major air conditioning repairs.  In the prior year twenty-six week period costs were up $56,000 including $44,000 for snow removal from the December 2009 storm.  Advertising costs during the current year twenty-six week period were up $28,000 or 6% versus an increase of $48,000 or 12% in the prior year comparable period.  The increase in both periods was due to an increase in the amount of advertising and higher pricing on that advertising.  For the six month periods ended December 2010 and December 2009, respectively, utility costs were down $32,000 or 4% and  $55,000 or 6%.  Lower fuel costs and our efforts in energy management are primarily responsible for the current year decrease.  Supplies and services expenses were up 3% in the current year six-month period and were down 4% in the six-month period ended December 2009.

Insurance expense excluding health insurance declined 10% in the current year-to-date period versus an increase of 7% in last year’s comparable period due to policy and coverage changes.  Accounting fees are down in the current year due to changes to Securities and Exchange Commission’s external auditor requirements.

Depreciation and amortization expense was down 5% in the current year six-month period; however, this category may increase in the last half of the year as expenditures for games and equipment continue.

As a result of the above, the current six-month period of fiscal 2011 showed an operating loss of $205,000, a decrease of approximately $606,000 compared to the prior year six-month period that showed an operating profit of $401,000.

Interest and Dividend Income

Interest and dividend income increased $56,000 in the fiscal 2011 six-month period and decreased $74,000 in the comparable 2010 year-to-date period, respectively. The increase in the current year period ended December 26, 2010, is due primarily to capital gains received from the Ginnie Mae fund.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 26, 2010. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 26, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 5. Other Information.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 7, 2010.

Proposal No. 1 to Class A Shareholders:
At the annual meeting of shareholders held on December 7, 2010, the Class A shareholders approved the appointment of Directors Warren T. Braham and Allan L Sher to the Company Board of Directors for a one year period to expire at the 2011 Annual Meeting.  The votes were cast as follows:

Warren T. Braham	For 2,785,888	Withheld 5,661
Allan L. Sher	For 2,786,188	Withheld 5,361

Proposal No. 1 to Class B Shareholders:
At the annual meeting of shareholders held December 7, 2010, the Class B shareholders approved the appointment of Merle Fabian, Leslie H. Goldberg, Stanley H. Katzman, A. Joseph Levy, Ruth Macklin and Cheryl Dragoo, to the Company Board of Directors each for a one year period to expire at the 2011 Annual Meeting.  The votes were cast as follows:

For 14,563,810	Withheld 0

There have been no material changes to the procedures by which stockholders may recommend nominees for election to the Board of Directors.

Item 6.  Exhibits.

20	Press release issued February 8, 2011 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 8, 2011	By:	/s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: February 8, 2011	By:	/s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller