Form 10-Q
period 2011-03-27
BOWL AMERICA INC
filed 2011-05-10
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 27, 2011

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
April 25, 2011
Class A Common Stock,
$.10 par value	3,678,509

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Operating Revenues:
Bowling and other	$5,872,814	$5,833,898	$14,433,458	$15,010,131
Food, beverage and merchandise sales	2,401,908	2,458,194	5,971,115	6,247,751
	8,274,722	8,292,092	20,404,573	21,257,882

Operating Expenses:
Employee compensation and benefits	3,172,698	3,241,426	9,382,174	9,522,704
Cost of bowling and other services	1,930,569	2,026,064	5,647,496	5,788,535
Cost of food, beverage and merchandise sales	629,513	625,193	1,675,857	1,714,016
Depreciation and amortization	436,051	449,253	1,304,524	1,366,756
General and administrative	216,320	217,728	709,821	732,216
	6,385,151	6,559,664	18,719,872	19,124,227

Operating Income	1,889,571	1,732,428	1,684,701	2,133,655
Interest and dividend income	116,742	136,797	447,553	411,692

Earnings before provision for income
taxes	2,006,313	1,869,225	2,132,254	2,545,347
Provision for income taxes	722,200	653,900	767,600	890,900

Net Earnings	$1,284,113	$1,215,325	$1,364,654	$1,654,447

Earnings per share-basic & diluted	$.25	$.24	$.27	$.32

Weighted average shares outstanding	5,146,971	5,140,999	5,146,971	5,141,035

Dividends paid	$823,515	$796,857	$2,419,077	$2,390,592

Per share, dividends paid, Class A	$.16	$.155	$.47	$.465

Per share, dividends paid, Class B	$.16	$.155	$.47	$.465

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 27, 2011 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010

Net Earnings	$1,284,113	$1,215,325	$1,364,654	$1,654,447
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-
for-sale securities net of tax of
($12,065) and ($63,519) for 13 weeks,
and $219,519 and $66,501 for 39 weeks	(19,598)	(104,097)	356,647	108,043

Comprehensive earnings	$1,264,515	$1,111,228	$1,721,301	$1,762,490

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 27, 2011 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed  Consolidated Balance Sheets
(Unaudited)

	As of
	March 27,	June 27,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,510,391	$2,579,487
Short-term investments	6,799,521	7,136,584
Inventories	498,251	520,372
Prepaid expenses and other	759,158	439,744
Income taxes refundable	19,733	634,787
TOTAL CURRENT ASSETS	12,587,054	11,310,974
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of
$37,477,741 and $36,345,796	22,579,812	22,975,778
OTHER ASSETS:
Marketable securities	7,192,219	6,466,885
Cash surrender value-life insurance	568,626	568,626
Other	85,780	88,080
TOTAL OTHER ASSETS	7,846,625	7,123,591
TOTAL ASSETS	$43,013,491	$41,410,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$643,991	$701,209
Accrued expenses	932,654	1,036,225
Dividends payable	823,515	797,781
Other current liabilities	2,535,114	292,920
Current deferred income taxes	61,563	61,563
TOTAL CURRENT LIABILITIES	4,996,837	2,889,698
LONG-TERM DEFERRED COMPENSATION	47,675	47,675
NONCURRENT DEFERRED INCOME TAXES	2,288,682	2,069,163
TOTAL LIABILITIES	7,333,194	5,006,536

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,678,509	367,851	367,851
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,672,094	7,672,094
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	2,085,519	1,728,872
Retained earnings	25,407,987	26,488,144
TOTAL STOCKHOLDERS' EQUITY	35,680,297	36,403,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,013,491	$41,410,343

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	March 27,	March 28,
	2011	2010
Cash Flows From Operating Activities
Net earnings	$1,364,654	$1,654,447
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
Depreciation and amortization	1,304,524	1,366,756
Changes in assets and liabilities
Decrease in inventories	22,121	39,162
Increase in prepaid & other	(319,414)	(126,885)
Decrease (increase) in income taxes refundable	615,054	(46,054)
Decrease in other long-term assets	2,300	11,400
Decrease in accounts payable	(57,218)	(237,579)
Decrease in accrued expenses	(103,571)	(111,834)
Increase in other current liabilities	2,242,194	2,208,550
Net cash provided by
operating activities	5,070,644	4,757,963

Cash Flows From Investing Activities
Expenditures for land, building and equip	(908,558)	(847,270)
Net sales & maturities of short-term investments	337,063	342,765
Purchases of marketable securities	(149,168)	(109,236)
Net cash used in
Investing activities	(720,663)	(613,741)

Cash Flows From Financing Activities
Payment of cash dividends	(2,419,077)	(2,390,592)
Purchase of Class A Common Stock	-	(1,347)

Net cash used in financing activities	(2,419,077)	(2,391,939)

Net Increase in Cash and Equivalents	1,930,904	1,752,283

Cash and Equivalents, Beginning of period	2,579,487	3,459,812

Cash and Equivalents, End of period	$4,510,391	$5,212,095

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$152,546	$936,954

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirty-nine Weeks Ended
March 27, 2011
(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of June 27, 2010 has been derived from the Company's June 27, 2010 audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

2.  Investments

        The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at March 27, 2011 and June 27, 2010 were as follows:

March 27, 2011 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$6,799,521	$6,799,521	$-
Equity securities	$3,976,980	$710,799	$3,266,181
Mutual funds	$3,215,239	$3,112,245	$102,994

June 27, 2010 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$7,136,584	$7,136,584	$-
Equity securities	$3,322,089	$710,799	$2,611,290
Mutual funds	$3,144,796	$2,963,078	$181,718

The fair values of the Company’s investments were determined as follows:

March 27, 2011 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$6,799,521	$-
Equity securities	3,976,980	-	-
Mutual funds	3,215,239	-	-

Total	$7,192,219	$6,799,521	$-

June 27, 2010 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$7,136,584	$-
Equity securities	3,322,089	-	-
Mutual funds	3,144,796	-	-

Total	$6,466,885	$7,136,584	$-

The telecommunications stocks included in the portfolio as of March 27, 2011 were:

82,112 shares of AT&T	2,740 shares of CenturyLink
4,508 shares of Frontier Communications	939 shares of Supermedia
475 shares of LSI	9,969 shares of Qwest
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

3.  Commitments and Contingencies

The Company’s purchase commitments at March 27, 2011 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5.  Subsequent Events

       The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on May 10, 2011, and has determined that no material subsequent events have occurred.

6.  Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested with the objective of having funds available to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds.  Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility.  The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks.  The Company considers that this diversity also provides a measure of safety of principal.

Common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 at a cost of approximately $630,000.  While not all stocks in the portfolio are domestic American companies any longer, we have received approximately $962,000 from mergers and sales, and over $2,700,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on March 27, 2011 was approximately $3,977,000, an increase of $28,000 from December 26, 2010.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $11,310,000 at the end of the fiscal third quarter of 2011 compared to $9,716,000 at the end of fiscal 2010.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of investments at its quarterly meetings.

In the nine-month period ended March 27, 2011, the Company expended approximately $909,000 for the purchase of entertainment and restaurant equipment and building improvements.   The Company has made no application for third party funding as the Company believes cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month changes in the categories of Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including cash contribution to a benefit plan.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At March 27, 2011, league deposits of approximately $2,247,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended March 27, 2011 was $5,071,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends.  Cash dividends of approximately $2,419,000, or $.47 per share, were paid to shareholders during the nine month period ended March 27, 2011.  In March 2011, the Company declared a regular quarterly dividend of $.16 per share, payable May 11, 2011.  While no factors requiring a change in the dividend rate are yet apparent, the Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

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

RESULTS OF OPERATIONS
Net earnings were $1,284,113 or $.25 per share for the thirteen-week period ended March 27, 2011, and $1,215,325 or $.24 per share for the thirteen weeks ended March 28, 2010.  For the current thirty-nine week period net earnings were $1,364,654 or $.27 per share compared to $1,654,447 or $.32 per share for the comparable period a year ago.

Management believes that the slow pace of economic recovery continues to concern the public and continues to affect our customers’ discretionary spending.  In the quarter ended March 28, 2010, our northern market centers suffered three major snow storms, two of them falling on weekends.  They were a major factor in low third quarter revenues last year.  The operating results for fiscal 2011 periods included in this report are not necessarily indicative of results to be expected for the year.

The following table sets forth the items in our consolidated summary of operations for the fiscal year-to-date periods ended March 27, 2011, and March 28, 2010, and the dollar and percentage changes therein.

	Thirty-nine weeks ended
	March 27, 2011 and March 28, 2010
	Dollars in thousands
	03/27/2011	03/28/2010	Change	% Change
Operating Revenues:
Bowling and other	$14,434	$15,010	$(576)	(3.8)%
Food, beverage & merchandise sales	5,971	6,248	(277)	(4.4)
	20,405	21,258	(853)	(4.0)
Operating Expenses:
Compensation & benefits	9,382	9,523	(141)	(1.5)
Cost of bowling & other	5,647	5,788	(141)	(2.4)
Cost of food, beverage & merch sales	1,676	1,714	(38)	(2.2)
Depreciation & amortization	1,305	1,367	(62)	(4.5)
General & administrative	710	732	(22)	(3.0)
	18,720	19,124	(404)	(2.1)

Operating income	1,685	2,134	(449)	(21.0)

Interest & dividend income	447	411	36	8.2

Earnings before taxes	2,132	2,545	(413)	(16.2)
Income taxes	767	891	(124)	(13.9)

Net Earnings	$1,365	$1,654	$(289)	(17.5)

                Operating Revenues

Total operating revenues in the most recent quarter decreased $17,000 to $8,275,000 compared to a decrease of $892,000 to $8,292,000 in the three-month period ended March 28, 2010.  For the current fiscal nine-month period operating revenues were down $853,000 versus a decrease of $2,107,000 in the comparable nine-month period a year ago.  The current year declines may be partially attributable to customers concerns about discretionary spending.  The prior year three and nine month periods included the effects of winter storms and the resulting center closings.

Food, beverage and merchandise sales were down $56,000 and $277,000 or 2% and 4% in the current year quarter and nine-month periods, respectively.  Cost of sales increased less than 1% in the current year quarter and decreased approximately $38,000 or 2% for the nine-month period.

                Operating Expenses

Operating expenses were down $175,000 and $404,000 or 3% and 2% in the current three and nine-month periods, respectively.  Results in the same category last year were flat for the three-month period and down $607,000 for the nine-month period. Employee compensation and benefits were down 2% in the current year three-month and nine-month periods or $69,000 and $141,000, respectively, as the Company continued to make scheduling adjustments in response to customer traffic.  In the prior year comparable periods the category was down $162,000 or 5% and $701,000 or 7%, respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $141,000 or 2% versus an increase of $67,000 or 1% in the nine-month periods, respectively. In the thirteen weeks ended March 27, 2011, maintenance and repair costs were down $116,000 or 33% compared to the prior year similar period when snow removal costs were $150,000.  For the nine-month period maintenance costs are down $86,000 or 10%.  Advertising costs during the current year quarter increased $16,000 or 8%.  The current nine-month period was up $93,000 or 15% versus an increase of $46,000 or 8% in the prior year comparable period.  The rises in both periods were due to increases in the amount of advertising and higher costs for that advertising.  In the nine month periods ended March 2011 and March 2010, respectively, utility costs were down $61,000 or 5% and $84,000 or 6%.  Lower fuel costs and our ongoing efforts in energy management are primarily responsible for the decreases.  Supplies and services expenses were up 2% and 3% in the current and prior nine-month periods, respectively.

Insurance expense excluding health insurance declined 4% in the current year-to-date period versus an increase of 8% in last year’s comparable period due to policy and coverage changes.  Accounting fees are down in the current year as the Company qualifies for exemption from certain requirements of the Sarbanes-Oxley Act.

Depreciation and amortization expense was down 5% in the current year nine-month period.

As a result of the above, the current thirty-nine week period of fiscal 2011 showed operating income of $1,685,000, a decrease of approximately $449,000 from the prior year comparable period operating income of $2,134,000.

                Interest and Dividend Income

Interest and dividend income increased $36,000 in the fiscal 2011 year-to-date period and decreased $87,000 in the comparable 2010 year-to-date period.  The increase in the current year period ended March 27, 2011 is due to capital gains received from the Ginnie Mae fund offsetting declining interest primarily because of lower rates.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 27, 2011. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 27, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 10, 2011 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 10, 2011	By:	/s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: May 10, 2011	By:	/s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller