Form 10-K
period 2011-07-03
BOWL AMERICA INC
filed 2011-09-28
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2011	Commission file Number 1-7829

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter.)

MARYLAND (State of Incorporation)	54-0646173 (I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia 22312
(Address of principal executive offices) (Zip Code)

(703)941-6300
Registrant's telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Class A Common stock (par value $.10)	NYSE Amex Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES[  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [  ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES[ ] NO[X]

As of December 26, 2010, which was the last business day of the registrant's most recently completed second quarter, 3,678,509 Class A common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the NYSE Amex Exchange)
of Bowl America Incorporated held by nonaffiliates of the registrant was approximately $33 million.

As of that date 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 26, 2010, the total aggregate market value for both classes of common stock held by nonaffiliates would be approximately $38 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at September 15, 2011

Class A Common Stock $.10 par value	3,683,009
Class B Common Stock $.10 par value	1,468,462

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after July 3, 2011, are incorporated into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), financial statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to and included in this filing are incorporated herein by reference and filed as exhibits hereto.

BOWL AMERICA INCORPORATED

INDEX TO FISCAL 2011 10-K FILING

PART I

		Page
Cover Page
Documents Incorporated by Reference
Index

ITEM 1.	Business
	(a) General Development of Business	1
	(b) Financial Information about Industry Segments	1
	(c) Narrative Description of Business	1
	(d) Financial Information about Geographic Areas	1

ITEM 2.	Properties	2

ITEM 3.	Legal Proceedings	2

ITEM 4.	(Removed and Reserved)	2

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	2

ITEM 6.	Selected Financial Data	3

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

ITEM 8.	Financial Statements and Supplementary Data	3

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	3

ITEM 9A	Controls and Procedures	4

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	4

ITEM 11.	Executive Compensation	4

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	5

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	5

ITEM 14.	Principal Accountant Fees and Services	5

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
	(a)1. Financial Statements	5
	(a)3. Exhibits	5-6

Signatures		7-8

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of the past fiscal year, the Company and its wholly- owned subsidiaries operated 19 bowling centers.

(b) Financial Information about Industry Segments

The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2011, the Company had revenues of approximately $26.5 million, per share earnings of $.30, and approximately $41 million in total assets. Merchandise sales, including food and beverages, were approximately 29% of operating revenues. The balance of operating revenues (approximately 71%) represents fees for bowling and related services. See the Company’s Consolidated Financial Statements on pages 16 through 28 of this Form 10-K for more detailed information.

(c) Narrative Description of Business

As of September 1, 2011 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 19 bowling centers contain a total of 756 lanes.

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

The number of persons employed by the Company and its subsidiaries is approximately 600 including approximately 250 full time employees.

(d) Financial Information about Geographic Areas.

The Company has no foreign operations.

ITEM 2. PROPERTIES

The Company's general offices are located at 6446 Edsall Road, Alexandria, Virginia 22312.

Two of the Company's bowling centers are located in leased premises, and the remaining seventeen centers are owned by the Company. The Company's leases expire from 2014 through 2015. The specific locations of the bowling centers are discussed under Item 1 (c).

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

The table below presents the high and low sales price range of the Company's Class A Common Stock in each quarter of fiscal years 2011 and 2010.

2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$15.45	$13.61	$13.63	$13.50
Low	$10.87	$11.54	$12.40	$12.00

2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$14.44	$16.50	$14.49	$13.87
Low	$12.01	$10.50	$12.56	$12.11

(b) Holders

As of July 3, 2011, the approximate number of holders of record of the Company's Class A Common Stock was 327 and of the Company's Class B Common Stock was 24.

(c) Cash Dividends

The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2011 and 2010.

Class A Common Stock
Quarter	2011		2010
First	15.5	cents	15.5	cents
Second	15.5	cents	15.5	cents
Third	16	cents	15.5	cents
Fourth	16	cents	15.5	cents

Class B Common Stock
Quarter	2011		2010
First	15.5	cents	15.5	cents
Second	15.5	cents	15.5	cents
Third	16	cents	15.5	cents
Fourth	16	cents	15.5	cents

The Board of Directors decides the amount and timing of any dividend at its quarterly meetings based on its appraisal of the state of the business and estimate of future opportunities at such time.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None

(e) Performance Graph

Not required

(f) Issuer purchases of equity securities

None

ITEM 6. SELECTED FINANCIAL DATA

The information is set forth in the section of Exhibit 99(a) entitled "Selected Financial Data" on page 15 of this Form 10-K and is incorporated herein by reference. Such information should be read in conjunction with the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information is set forth in the section of Exhibit 99(b) entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 10 through 13 of this Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto are set forth in Exhibit 99(c) on pages 16 through 28 of this Form 10-K and is incorporated herein by reference. Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of July 3, 2011. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2011 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308 (a) of the Commission’s Regulation S-K, the report of management on the Company’s internal control over financial reporting is set forth in Exhibit 99(d) in this Annual Report on Form 10-K and is included herein by reference.

(b) Changes in Internal Control Over Financial Reporting

In accordance with Rule 13-a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.  Financial Statements

The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of July 3, 2011 and June 27, 2010

Consolidated statements of earnings and comprehensive earnings - years ended July 3, 2011 and June 27, 2010

Consolidated statements of stockholders' equity - years ended July 3, 2011 and June 27, 2010

Consolidated statements of cash flows - years ended July 3, 2011 and June 27, 2010

Notes to the consolidated financial statements - years ended July 3, 2011 and June 27, 2010

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

10(a) Amended Employment Agreement, dated June 21, 2011, between Registrant and Leslie H. Goldberg (Incorporated by reference from Registrant’s Form 8-K filed June 24, 2011.)

10(b) Amended Employment Agreement, dated June 21, 2011, between Registrant and Cheryl A. Dragoo. (Incorporated by reference from Registrant's Form 8-K filed June 24, 2011.)

21 Subsidiaries of registrant (Incorporated by reference from exhibit number 1 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.)

31.1	Written statement of Chief Executive Officer (Rule 13a-14a Certification)

31.2	Written statement of Chief Financial Officer (Rule 13a-14a Certification)

32	Written statement of Chief Executive and Chief Financial Officers (Section 1350 Certifications)

99(a)	Selected Financial Data (Item 6), set forth as page 15 hereof

99 (b)	Management’s Discussion & Analysis of Financial Condition and Results of Operations (Item 7), set forth as pages 10-13 hereof

99(c)	Consolidated Financial Statements (Item 8), set forth as pages 16-28 hereof

99 (d)	Management’s Annual Report on Internal Control Over Financial Reporting, (Item 9-A) set forth as page 9 hereof

BOWL AMERICA INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWL AMERICA INCORPORATED

/s/ Leslie H. Goldberg
Leslie H. Goldberg
President
Chief Executive and Operating Officer

Date: September 28, 2011

/s/ Cheryl A. Dragoo
Cheryl A. Dragoo
Chief Financial Officer,
Senior Vice President and Controller
Principal Accounting Officer

Date: September 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg Leslie H. Goldberg President, Principal Executive & Operating Officer and Director Date: September 28, 2011

/s/ Ruth Macklin Ruth Macklin Senior Vice President, Secretary, Treasurer and Director Date: September 28, 2011	/s/ Cheryl A. Dragoo Cheryl A. Dragoo Senior Vice President Principal Accounting Officer and Director Date: September 28, 2011

/s/ Warren T. Braham Warren T. Braham Director Date: September 28, 2011	/s/ Stanley H. Katzman Stanley H. Katzman Director Date: September 28, 2011

/s/ Allan L. Sher Allan L. Sher Director Date: September 28, 2011	/s/ Merle Fabian Merle Fabian Director Date: September 28, 2011

/s/ Arthur H. Bill Arthur H. Bill Director Date: September 28, 2011

Exhibit 99 (d) Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308 (a) of the Securities and Exchange Commission’s Regulation S-K, the annual report of management of the Company on the Company’s internal control over financial reporting.

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 3, 2011. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of July 3, 2011, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales and over $2,900,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on July 3, 2011 was approximately $4.2 million, an increase of approximately $900,000 from June 27, 2010.

Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $8,660,000 at the end of fiscal 2011 compared to $9,716,000 at the end of fiscal 2010.

The Company's position in all the above investments is a source of expansion capital. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities for the year ended July 3, 2011, was $3,529,000. Equipment purchases during fiscal year 2011 used approximately $1,163,000 and short-term cash was used to meet the balance required to pay dividends totaling $3,242,593.

The changes in the categories of Accounts Payable and Accrued Expenses generally relate to timing of payments including compensation and cash contribution to a benefit plan.

The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The Company paid cash dividends totaling approximately $3.2 million, or $.63 per share to shareholders during the 2011 fiscal year, making this the thirty-ninth consecutive year of increased regular dividends per share. In June 2011, the Company declared a quarterly $.16 per share dividend, paid in August 2011. The uncertain economic climate may require a review by the directors of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims. Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive. Bowling has those advantages. However, the longer the economy remains unstable, the less willing people are to spend on other than necessities. Current economic conditions continue to create challenges, but our response is helped by having the resources to be able to promote the sport. Weather is also a factor, especially for casual bowlers. While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.

RESULTS OF OPERATIONS

Fiscal year 2011 consisted of 53 weeks with the extra week reported in the fourth quarter. Fiscal 2010 consisted of 52 weeks. All revenue and expense categories and comparisons in this report are influenced by the difference in the number of weeks in operation. Nineteen centers were in operation throughout both years.

Management believes that the persistent uncertainty of the economic recovery has adversely affected customers’ appetites for recreational spending for both league and open play games. In fiscal 2010 the combination of major snow storms in our northern market areas during the height of the open play bowling season and the negative economic climate was the primary cause of the decline in net earnings. The Company continues to review and adjust its budget in light of the current economic conditions.

The following table sets forth the items in our consolidated summary of operations for the fiscal years ended July 3, 2011 and June 27, 2010, respectively, and the dollar and percentage changes therein.
	Fifty-three weeks ended July 3, 2011
	and Fifty-two weeks ended June 27, 2010
	Dollars in thousands
	2011	2010	Change	% Change
Operating Revenues:
Bowling and other	$18,722	$19,110	$(388)	(2.0)%
Food, beverage & merchandise sales	7,782	7,974	(192)	(2.4)
Gain (loss) on sales of assets	14	43	(29)	(67.4)
	26,518	27,127	(609)	(2.2)
Operating Expenses:
Compensation & benefits	12,588	12,543	45	.4
Cost of bowling & other	7,400	7,452	(52)	( .7)
Cost of food, beverage & merch sales	2,224	2,216	8	.4
Depreciation & amortization	1,549	1,687	(138)	(8.2)
General & administrative	965	896	69	7.7
	24,726	24,794	(68)	(.3)

Operating Income	1,792	2,333	(541)	(23.2)

Interest & dividend income	580	530	50	9.4

Earnings before taxes	2,372	2,863	(491)	(17.1)
Income taxes	815	1,012	(197)	(19.5)

Net Earnings	$1,557	$1,851	$(294)	(15.9)

Total operating revenue decreased $609,000 to $26.5 million in fiscal 2011 compared to a decrease of $2,584,000 to $27.1 million in fiscal 2010. Bowling and other revenue decreased $388,000 in fiscal 2011 versus a decrease of $1,928,000 in fiscal 2010. Food, beverage and merchandise sales decreased $192,000 in fiscal 2011 versus a decrease of $700,000 in fiscal 2010.

Operating Expenses

As discussed in more detail below, total operating expenses decreased 0.3%, or $68,000, in fiscal year 2011 versus a decrease of 3.5%, or $902,000 in fiscal 2010. Costs for employee compensation and benefits were up 0.4% or $45,000 in fiscal 2011 versus a decrease of 6.1% or $813,000 in fiscal 2010. Scheduling adjustments in both years resulted in decreases in compensation, however higher company contributions to group health insurance benefit in fiscal 2011 were the cause of the increased expense in the current year. This category includes contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $52,000 or 0.7% in the year ended July 3, 2011 versus an increase of $19,000 in the prior fiscal year. In fiscal year 2011, maintenance expense was down 5% or $49,000 and included interior updating at several locations. Fiscal 2010 showed an increase of 17%, or $161,000, as a result of the cost of snow removal. Supplies expense increased 3% or $31,000 in fiscal 2011 partially the result of increased use of computer related products. The prior year showed a decline of 6%, or $61,000. Advertising costs increased $110,000, or 13%, in fiscal 2011 and $105,000 or 14% in fiscal 2010. Both years included aggressive multi-media campaigns. Utility costs decreased 1% in fiscal 2011 versus a decrease of 9% in fiscal 2010 when electrical fixtures were upgraded.

Cost of food, beverage and merchandise sales increased 8,000 or .4% primarily due to lower profit margin on merchandise sales. The same category declined 11.5% in fiscal 2010 due to lower sales and tighter inventory control.

Depreciation expenses decreased approximately 8% and 2% in fiscal year 2011 and 2010 respectively, as some large assets reached full depreciation.

Operating income in fiscal 2011 decreased 23.2% from $2.3 million in fiscal 2010 to $1.8 million.

Interest and Dividend Income

Interest and dividend income increased 9.4% in fiscal 2011 due to increased dividends on our stock portfolio. In addition, the Ginnie Mae fund sold more of its portfolio in the current year than in prior years resulting in the receipt of additional income. In fiscal 2010 the decline in interest income, due primarily to lower interest rates on investments, resulted in a drop of 21.9% in this category.

Income taxes

Effective income tax rates for the Company were 34.4% for fiscal 2011 and 35.3% for fiscal 2010, the difference from statutory rates being primarily for the partial exclusion of dividends received on investments.

Net Earnings

Net earnings in fiscal 2011 were $1.6 million, or $.30 per share, compared to $1.9 million, or $.36 per share in fiscal 2010.

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
Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of July 3, 2011 and June 27, 2010, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years then ended. Bowl America Incorporated and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of July 3, 2011 and June 27, 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Aronson, LLC

Aronson, LLC
Rockville, Maryland
September 28, 2011

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	July 3,	June 27,	June 28,	June 29,	July 1,
	2011	2010	2009	2008	2007
Operating revenues	$26,517,850	$27,127,073	$29,710,743	$29,349,214	$31,989,893
Operating expenses	24,725,442	24,793,942	25,696,315	24,990,753	26,481,388
Interest and dividend income	579,960	529,845	679,287	811,205	863,983
Investment earnings (loss)	-	-	-	267,237	(3,613)
Earnings before provision for income taxes	2,372,368	2,862,976	4,693,715	5,436,903	6,368,875
Provision for income taxes	815,439	1,012,264	1,636,433	1,902,363	2,179,932
Net earnings	$1,556,929	$1,850,712	$3,057,282	$3,534,540	$4,188,943

Weighted average shares outstanding- Basic & Diluted	5,147,117	5,141,102	5,133,375	5,135,693	5,136,499

Earnings per share- Basic & Diluted	$.30	$.36	$.60	$.69	$.82

Net cash provided by operating activities	$3,529,193	$2,944,882	$6,502,922	$3,499,703	$6,101,075

Cash dividends paid	$3,242,593	$3,187,444	$3,105,700	$3,543,631	$2,927,853
Cash dividends paid Per share - Class A	$0.63	$0.62	$0.605	$0.69	$0.57
-Class B	$0.63	$0.62	$0.605	$0.69	$0.57

Total assets	$40,917,762	$41,410,343	$42,966,669	$44,056,750	$45,834,730

Stockholders' equity	$35,301,391	$36,403,807	$37,579,197	$38,214,963	$39,337,237

Net book value per share	$6.85	$7.07	$7.31	$7.44	$7.66

Net earnings as a % of beginning stock holders' equity	4.3%	4.9%	8.0%	9.0%	11.3%

Lanes in operation	756	756	756	756	756
Centers in operation	19	19	19	19	19

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	July 3,	June 27,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,361,846	$2,579,487
Short-term investments (Note 3)	6,297,822	7,136,584
Inventories	480,318	520,372
Prepaid expenses and other	701,711	439,744
Income taxes refundable	275,847	634,787
TOTAL CURRENT ASSETS	10,117,544	11,310,974
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	22,581,314	22,975,778
OTHER ASSETS:
Marketable investment securities (Note 3)	7,538,332	6,466,885
Cash surrender value-life insurance	594,792	568,626
Other	85,780	88,080
TOTAL OTHER ASSETS	8,218,904	7,123,591
TOTAL ASSETS	$40,917,762	$41,410,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$666,784	$701,209
Accrued expenses	1,224,237	1,036,225
Dividends payable	824,235	797,781
Other current liabilities	302,394	292,920
Current deferred income taxes (Note 7)	53,311	61,563
TOTAL CURRENT LIABILITIES	3,070,961	2,889,698
LONG-TERM DEFERRED COMPENSATION	43,701	47,675
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,501,709	2,069,163
TOTAL LIABILITIES	5,616,371	5,006,536

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share:
Authorized and unissued,
2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,683,009 and 3,678,509	368,301	367,851
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,727,264	7,672,094
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	2,282,954	1,728,872
Retained earnings	24,776,026	26,488,144
TOTAL STOCKHOLDERS'EQUITY	35,301,391	36,403,807

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$40,917,762	$41,410,343

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	July 3,	June 27,
	2011	2010
Operating Revenues:
Bowling and other	$18,721,460	$19,109,668
Food, beverage and merchandise sales	7,782,203	7,974,228
Gain on sale of land, buildings and equipment	14,187	43,177
Total Operating Revenue	26,517,850	27,127,073

Operating Expenses:
Employee compensation and benefits	12,588,313	12,543,436
Cost of bowling and other services	7,400,000	7,452,046
Cost of food, beverage and merchandise sales	2,223,613	2,215,625
Depreciation and amortization	1,549,166	1,687,150
General and administrative	964,350	895,685
Total Operating Expense	24,725,442	24,793,942

Operating Income	1,792,408	2,333,131
Interest and dividend income	579,960	529,845

Earnings before provision for income
Taxes	2,372,368	2,862,976
Provision for income taxes (Note 7)
Current	732,186	1,127,883
Deferred	83,253	(115,619)
	815,439	1,012,264

Net Earnings	$1,556,929	$1,850,712

Earnings per share-basic & diluted	$.30	$.36

Weighted average shares outstanding	5,147,117	5,141,102

Dividends paid	$3,242,593	$3,187,444

Per share, dividends paid, Class A	$.63	$.62

Per share, dividends paid, Class B	$.63	$.62

Net Earnings	$1,556,929	$1,850,712
Other comprehensive earnings- net of tax
Unrealized gain on available-for–sale
securities net of tax of
$341,043 and $52,548	554,082	85,375

Comprehensive earnings	$2,111,011	$1,936,087

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 28, 2009	3,672,615	$367,261	1,468,462	$146,846	$7,594,615	$1,643,497	$27,826,978
Purchase of stock	(106)	(10)	-	-	(161)	-	(1,189)
Shares issued for ESOP	6,000	600	-	-	77,640	-	-
Cash dividends paid	-	-	-	-	-	-	(2,390,576)
Accrued dividends declared
June 12, 2010, payable
August 4, 2010	-	-	-	-	-	-	(797,781)
Change in unrealized gain on
available-for-sale securities
(shown net of tax benefit)	-	-	-	-	-	85,375	-
Net earnings for the year	-	-	-	-	-	-	1,850,712
Balance, June 27, 2010	3,678,509	$367,851	1,468,462	$146,846	$7,672,094	$1,728,872	$26,488,144
Shares issued for ESOP	4,500	450	-	-	55,170	-	-
Cash dividends paid	-	-	-	-	-	-	(2,444,812)
Accrued dividends declared
June 21, 2011, payable
August 17, 2011	-	-	-	-	-	-	(824,235)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	554,082	-
Net earnings for the year	-	-	-	-	-	-	1,556,929
Balance, July 3, 2011	3,683,009	$368,301	1,468,462	$146,846	$7,727,264	$2,282,954	$24,776,026

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 3,	June 27,
	2011	2010
Cash Flows From Operating Activities
Net earnings	$1,556,929	$1,850,712
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
Depreciation and amortization	1,549,166	1,687,150
Increase (decrease) in deferred income tax	83,251	(115,619)
Gain on disposition of assets-net	(14,187)	(43,177)
Stock issuance – ESOP plan	55,620	78,240
Changes in assets and liabilities
Decrease (increase) in inventories	40,054	(10,479)
(Increase) decrease in prepaid and other	(261,967)	13,263
Decrease (increase) in income taxes refundable	358,940	(208,130)
Decrease in other long-term assets	2,300	11,700
Decrease in accounts payable	(34,425)	(216,086)
Increase (decrease) in accrued expenses	188,012	(49,475)
Increase (decrease) increase in other current liabilities	9,474	(49,484)
Decrease in long-term deferred compensation	(3,974)	(3,733)
Net cash provided by operating activities	3,529,193	2,944,882

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(1,163,265)	(942,214)
Sale of assets	22,750	43,383
Net sales and maturities of short-term
investments	838,762	423,611
Purchases of marketable securities	(176,322)	(134,693)
Increase in cash surrender value	(26,166)	(26,490)

Net cash used in investing activities	(504,241)	(636,403)

Cash Flows From Financing Activities
Payment of cash dividends	(3,242,593)	(3,187,444)
Purchase of Class A Common Stock	-	(1,360)

Net cash used in financing activities	(3,242,593)	(3,188,804)

Net (Decrease) increase in Cash and Equivalents	(217,641)	(880,325)

Cash and Equivalents, Beginning of period	2,579,487	3,459,812

Cash and Equivalents, End of period	$2,361,846	$2,579,487

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$373,246	$1,333,544

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

The Company operates in one segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiary corporations. All significant intercompany items have been eliminated in the consolidated financial statements.

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2011 ended July 3, 2011, and consisted of 53 weeks. Fiscal year 2010 ended June 27, 2010 and consisted of 52 weeks.

Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on September 28, 2011.

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

Advertising Expense

It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending July 3, 2011, and June 27, 2010, were $959,043 and $849,095, respectively.

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

Earnings Per Share

Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,147,117, and 5,141,102, for fiscal years 2011 and 2010, respectively.

Comprehensive Earnings

A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for each of the two years in the period ended July 3, 2011.

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

Other Current Liabilities

Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At July 3, 2011 and June 27, 2010 other current liabilities included $289,718 and $283,344, respectively, in prize fund monies.

Reclassifications

Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance in the form of an amendment that requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. Management does not believe this will have a material effect on its financial statements as currently two consecutive separate statements are presented.

In May 2011, the FASB issued guidance in the form of an amendment, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The amendment increases disclosure related to the measurement of non-financial assets at fair value. Management does not believe this will have a material impact on the financial statements.

2.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	July 3,	June 27,
	2011	2010
Demand deposits and cash on hand	$1,600,965	$1,486,403
Money market funds	760,881	755,671
Repurchase agreements	-	337,413
	$2,361,846	$2,579,487

The Company’s overnight repurchase agreements have restrictions that allow for the funds to be invested only in government backed securities. The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3.	INVESTMENTS

The Company’s marketable securities are categorized as available-for-sale securities. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are based on the quoted market price for those securities. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. At July 3, 2011, the fair value of short-term investments was $6,297,822. At June 27, 2010, the fair value of short-term investments was $7,136,584. Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of July 3, 2011, the Company had $163,019 of gross unrealized gains from its investments in federal agency mortgage backed securities which had a fair value of $3,302,418. As of June 27, 2010, $181,718 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $3,144,796. The Company’s investments were was follows:

	Original	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
July 3, 2011
Equity securities	$710,799	$3,528,860	$(3,745)	$4,235,914

Mutual fund	3,139,399	163,019	-	3,302,418

Certificates of deposits	6,297,822	-	-	6,297,822

June 27, 2010
Equity securities	$710,799	$2,613,973	$(2,683)	$3,322,089

Mutual fund	2,963,078	181,718	-	3,144,796

Certificates of deposits and
U. S. Treasury securities	7,136,584	-	-	7,136,584

During fiscal 2011 and fiscal 2010, the Company had certain equity securities with cumulative unrealized losses of $3,745 and $2,683 respectively.  Management believes the unrealized losses are temporary and the Company has the ability and intent to hold these securities long enough to recover its investment.

July 3, 2011	Less than 12 months		12 Months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss
Equity securities	$3,444	$(1,571)	$3,671	$(2,174)	$7,115	$(3,745)

June 27, 2010	Less than 12 months		12 Months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	loss	Value	loss	Value	loss
Equity securities	$ - $ -	$	$2,332	$(2,683)	$2,332	$(2,683)

The equity securities portfolio includes the following telecommunications stocks

82,112	shares	of	AT&T
4,398	shares	of	CenturyLink
354	shares	of	Fairpoint Communications
4,508	shares	of	Frontier Communications
939	shares	of	SuperMedia
475	shares	of	LSI
40,000	shares	of	Sprint Nextel
18,784	shares	of	Verizon
11,865	shares	of	Vodafone
4,079	shares	of	Windstream

There were no sales or exchanges of holdings in the years ended July 3, 2011 and June 27, 2010 other than the exchange of the Company’s shares of Qwest for shares of CenturyLink as a result of the merger on April 1, 2011. In fiscal 2010 there was an exchange of Embarq for shares of CenturyLink as a result of the merger of those companies in July 2009.

As stated in Note 1, the Company records its readily marketable debt and equity securities at fair value. These assets are valued in accordance with a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value of these assets as of July 3, 2011 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level1)	(Level 2)	(Level 3)	July 3,2011	July 3,2011
Equity securities	$4,235,914	$-	$-	$913,824	$3,525,114
Mutual fund	3,302,418	-	-	(18,699)	163,019
Certificates of deposits	-	6,297,822	-	-	-
TOTAL	$7,538,332	$6,297,822	-	$895,125	$3,688,133

The fair value of these assets as of June 27, 2010 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 27, 2010	June 27, 2010

Equity securities	$3,322,089	$-	$-	$36,429	$2,611,290

Mutual fund	3,144,796	-	-	101,494	181,718

Certificates of deposits	-	7,136,584	-	-	-
TOTAL	$6,466,885	$7,136,584	-	$137,923	$2,793,008

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4.	LAND, BUILDINGS, AND EQUIPMENT
Land, buildings, and equipment, as cost, consisted of the following:

	July 3,	June 27,
	2011	2010

Buildings	$17,908,793	$17,541,393
Leasehold and building improvements	7,817,752	7,561,489
Bowling lanes and equipment	22,796,335	22,625,259
Land	10,590,450	10,590,450
Amusement games	821,819	848,640
Bowling lanes and equipment not yet in use	216,545	154,343
	60,151,694	59,321,574
Less accumulated depreciation and amortization	37,570,380	36,345,796
	$22,581,314	$22,975,778

Depreciation and amortization expense for buildings and equipment for fiscal years 2011 and 2010 was $1,549,166, and $1,687,150, respectively.
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

At July 3, 2011, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2012	$288,000
2013	288,000
2014	280,667
2015	16,667
Total minimum lease payments	$873,334

Net rent expense was as follows:

	For the Years Ended
	July 3,	June 27,
	2011	2010

Minimum rent under operating leases	$288,000	$287,067
Excess percentage rents	767	3,675
	$288,767	$290,742

Purchase Commitments
The Company's purchase commitments at July 3, 2011 are for materials, supplies, services and equipment as part of the normal course of business.

6.	PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans. The first is a profit- sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended July 3, 2011 and June 27, 2010, contributions in the amount of $50,000 and $75,000, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. For fiscal years 2011 and 2010, the Company contributed Bowl America common stock to the Plan, 4,500 shares valued at $55,620, and 6,000 shares valued at $78,240, respectively, based on the market price on the date of contribution.

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

The Company had no material unrecognized tax benefits at July 3, 2011 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after July 1, 2007 are still open to examination by those relevant taxing authorities.

The significant components of the Company's deferred tax assets and liabilities were as follows:

	July 3,	June 27,
	2011	2010
Deferred tax:
Land, buildings, and equipment	$1,169,898	$1,093,463
Unrealized gain on available-
for-sale securities	1,405,218	1,064,136
Prepaid expenses and other	(20,097)	(26,873)
Deferred tax liabilities	$2,555,019	$2,130,726

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2011	2010
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	3.7	3.2
Dividends received exclusion	(3.3)	(1.9)
All other net	-
	34.4%	35.3%

8.	STOCKHOLDERS' EQUITY
The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At July 3, 2011, and June 27, 2010, the Company had $39,093 in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3 1/2% to 5% and are payable over a term of three years from the date of the agreements which range from 2010 to 2011. These employee loans have been recorded as a reduction of additional paid-in capital.

9.	DEFERRED COMPENSATION
Deferred compensation payable was a total of $49,021 at July 3, 2011, and $52,754 at June 27, 2010. The current portion of these amounts is $5,320 at July 3, 2011, and $5,079 at June 27, 2010, and is included in accrued expenses.