Form 10-Q
period 2011-10-02
BOWL AMERICA INC
filed 2011-11-15
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: OCTOBER 2, 2011

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
Yes ☒  No ☐

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

Shares Outstanding at
November 6, 2011
Class A Common Stock,
$.10 par value	3,683,009

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended
	October 2,	September 26,
	2011	2010
Operating Revenues:
Bowling and other	$3,898,063	$4,007,330
Food, beverage and merchandise sales	1,597,538	1,642,649
	5,495,601	5,649,979

Operating Expenses:
Employee compensation and benefits	3,045,399	3,090,984
Cost of bowling and other services	1,831,851	1,868,981
Cost of food, beverage and merchandise sales	482,344	476,384
Depreciation and amortization	423,767	436,422
General and administrative	254,020	242,184
	6,037,381	6,114,955

Operating Loss	(541,780)	(464,976)
Interest and dividend income	118,437	144,907

Loss before provision for income tax benefit	(423,343)	(320,069)
Provision for income tax benefit	(148,170)	(115,200)

Net Loss	$(275,173)	$(204,869)

Loss per share-basic & diluted	$(.05)	$(.04)

Weighted average shares outstanding	5,151,471	5,146,971

Dividends paid	$824,235	$797,781

Per share, dividends paid, Class A	$.16	$.155

Per share, dividends paid, Class B	$.16	$.155

The operating results for the thirteen (13) week period ended October 2, 2011 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	October 2,	September 26,
	2011	2010

Net Loss	$(275,173)	$(204,869)
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-for-sale securities net of tax of ($150,495) and $178,183	(244,505)	289,487

Comprehensive (Loss) earnings	$(519,678)	$84,618

The operating results for the thirteen (13) week period ended October 2, 2011 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	October 2,	July 3,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,761,032	$2,361,846
Short-term investments	5,190,374	6,297,822
Inventories	634,905	480,318
Prepaid expenses and other	546,136	701,711
Income taxes refundable	277,847	275,847
Current deferred income taxes	94,859	-
TOTAL CURRENT ASSETS	9,505,153	10,117,544
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of 37,988,842 and 37,570,380	22,368,568	22,581,314
OTHER ASSETS:
Marketable investment securities	7,172,114	7,538,332
Cash surrender value-life insurance	594,792	594,792
Other	85,780	85,780
TOTAL OTHER ASSETS	7,852,686	8,218,904
TOTAL ASSETS	$39,726,407	$40,917,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$691,516	$666,784
Accrued expenses	933,093	1,224,237
Dividends payable	824,235	824,235
Other current liabilities	925,170	302,394
Current deferred income taxes	-	53,311
TOTAL CURRENT LIABILITIES	3,374,014	3,070,961
LONG-TERM DEFERRED COMPENSATION	43,701	43,701
NONCURRENT DEFERRED INCOME TAXES	2,351,214	2,501,709
TOTAL LIABILITIES	5,768,929	5,616,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,683,009	368,301	368,301
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,727,264	7,727,264
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,038,449	2,282,954
Retained earnings	23,676,618	24,776,026
TOTAL STOCKHOLDERS' EQUITY	33,957,478	35,301,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,726,407	$40,917,762

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	October 2,	September 26,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(275,173)	$(204,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	423,767	436,422
Changes in assets and liabilities
Increase in inventories	(154,587)	(126,796)
Decrease in prepaid & other	155,575	325,988
Increase in income taxes refundable	(2,000)	-
Increase in deferred tax asset	(148,170)	(115,200)
Increase (decrease) in accounts payable	24,732	(42,506)
Decrease in accrued expenses	(291,144)	(133,063)
Increase in other current liabilities	622,776	567,185
Net cash provided by operating activities	355,776	707,161

Cash Flows From Investing Activities
Expenditures for land, building and equip	(211,021)	(102,792)
Net sales & maturities of short-term Investments	1,107,448	865,259
Purchases of marketable securities	(28,782)	(28,356)
Net cash provided by Investing activities	867,645	734,111

Cash Flows From Financing Activities
Payment of cash dividends	(824,235)	(797,781)
Net cash used in financing activities	(824,235)	(797,781)

Net Increase in Cash and Equivalents	399,186	643,491

Cash and Equivalents, Beginning of period	2,361,846	2,579,487

Cash and Equivalents, End of period	$2,761,032	$3,222,978

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$2,000	$-

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended
October 2, 2011
(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of July 3, 2011 has been derived from the Company's July 3, 2011 audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended July 3, 2011.

2.  Investments

The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at October 2, 2011 and July 3, 2011 were as follows:

October 2, 2011 Description	Fair Value	Cost Basis	Unrealized Gain
Short-term investments	$5,190,374	$5,190,374	$-
Equity securities	$3,768,206	$710,799	$3,057,407
Mutual funds	$3,403,908	$3,168,181	$235,727

July 3, 2011 Description	Fair Value	Cost Basis	Unrealized Gain
Short-term investments	$6,297,822	$6,297,822	$-
Equity securities	$4,235,914	$710,799	$3,525,115
Mutual funds	$3,302,418	$3,139,399	$163,019

The fair values of the Company’s investments were determined as follows:

October 2, 2011 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$5,190,374	$-
Equity securities	3,768,206	-	-
Mutual funds	3,403,908	-	-

Total	$7,172,114	$5,190,374	$-

July 3, 2011 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$6,297,822	$-
Equity securities	4,235,914	-	-
Mutual funds	3,302,418	-	-

Total	$7,538,332	$6,297,822	$-

The telecommunications stocks included in the portfolio as of October 2, 2011 were:

82,112 shares of AT&T	4,398 shares of CenturyLink
4,508 shares of Frontier Communications	939 shares of Supermedia
475 shares of LSI	354 shares of Faitpoint Communications
40,000 shares of Sprint	18,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.  Commitments and Contingencies

The Company’s purchase commitments at October 2, 2011, are for materials, supplies, services and equipment as part of the normal course of business.

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

6.  Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 15, 2011, and has determined that no material subsequent events have occurred.

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

Common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 at a cost of approximately $630,000.  While not all stocks in the portfolio are domestic American companies any longer, we have received approximately $962,000 from mergers and sales, and over $2,900,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.
These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on October 2, 2011 was approximately $3,768,000, a decrease of $468,000 from July 3, 2011.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $7,951,000 at the end of the fiscal first quarter of 2012 compared to $8,660,000 at the end of fiscal 2011.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the three-month period ended October 2, 2011, the Company expended approximately $211,000 for the purchase of building, entertainment and restaurant equipment.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accrued expenses is attributable primarily to the timing of the payments including compensation, insurance and taxes and for the contribution to a benefit plan.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At October 2, 2011, league deposits of approximately $753,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended October 2, 2011 was $356,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends.  Cash dividends of approximately $824,000, or $.16 per share, were paid to shareholders during the three-month period ended October 2, 2011.  In September 2011, the Company declared a regular quarterly dividend of $.16 per share, payable November 16, 2011.  The uncertain economic climate may require a review by the directors of future estimates of cash flows.  The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

For the thirteen-week period ended October 2, 2011 there was a net loss of $275,173, or $.05 loss per share.  For the prior year thirteen-week period ended September 26, 2010, there was a net loss of $204,869, or $.04 loss per share.  Nineteen locations were in operation in both periods.  The bowling business is seasonal and the first quarter which includes summer months is typically the slowest.  Fiscal 2011 was a 53-week year which resulted in a later calendar date start to fiscal 2012, a 52-week year.  Because of this shift, the quarter ended October 2, 2011 included one more week of fall season league bowling than the quarter ended September 26, 2010.  The fourth quarter of fiscal 2012 will have one fewer week of league bowling and thirteen weeks of business, one less than the fiscal 2011 fourth quarter.  Management believes that the continuing uncertain economic conditions are negatively affecting the public’s discretionary spending.  The operating results for the fiscal 2012 period included in this report are not necessarily indicative of results to be expected for the year.

The following table sets forth the items in our consolidated summary of operations for the fiscal quarter ended October 2, 2011, and September 26, 2010, and the dollar and percentage changes therein.

	Thirteen weeks ended
	October 2, 2011 and September 26, 2010
	Dollars in thousands
	2011	2010	Change	% Change
Operating Revenues:
Bowling and other	$3,898	$4,007	$(109)	(2.7)
Food, beverage & merchandise sales	1,597	1,643	(46)	(2.8)
	5,495	5,650	(155)	(2.7)
Operating Expenses:
Compensation & benefits	3,045	3,091	(46)	(1.5)
Cost of bowling & other	1,832	1,869	(37)	(2.0)
Cost of food, beverage & merchandise sales	482	476	6	1.3
Depreciation & amortization	424	437	(13)	(3.0)
General & administrative	254	242	12	5.0
	6,037	6,115	(78)	(1.3)

Operating Loss	(542)	(465)	(77)	(16.5)

Interest & dividend income	119	145	(26)	(17.9)

Loss before taxes	(423)	(320)	(103)	(32.2)
Income tax benefit	(148)	(115)	(33)	(28.7)

Net Loss	$(275)	$(205)	$(70)	(34.1)

Operating Revenues

Total operating revenues decreased $155,000 to $5,495,000 in the thirteen-week period ended October 2, 2011, compared to a decrease of $425,000 to $5,650,000 in the three-month period ended September 26, 2010.  Bowling and other revenue decreased $109,000 in the current year fiscal quarter compared to a decrease of $319,000 in the comparable prior year quarter.  In addition to the impact of a continuing unfavorable economic climate in both periods, the prior year period included the beginning of the first league season since the law banning indoor smoking took effect in Virginia and league participation was adversely affected.

Food, beverage and merchandise sales were down $46,000 or 3% in the current year quarter due to lower traffic, compared to a decrease of $106,000 or 6% in the prior year comparable quarter.  Cost of sales increased approximately $6,000 or 1% in the current year three-month period due partially to lower margins on sales.

Operating Expenses

Operating expenses were down $78,000 and $74,000 or 1% in each of the three-month periods ended October 2, 2011 and September 26, 2010 respectively.  Employee compensation and benefits were down $46,000 and $55,000 or approximately 2% in each of the fiscal first quarters of 2012 and 2011, respectively.  The Company continued to make scheduling adjustments in response to lower traffic.  Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $37,000 or 2% in the quarter ended October 2, 2011 versus an increase of  $11,000 or less than 1% in the comparable quarter ended September 26, 2010.  Maintenance and repair costs were down $10,000 or 4% in the current year quarter versus an increase of $11,000 or 5% in the fiscal 2011 quarter that was primarily due to major air conditioning repairs.   Advertising costs increased approximately 1% in the quarter ended October 2, 2011 and $28,000 or 14% in the prior year comparable quarter when the Company stepped up its ad campaigns.  For the three month period ended October 2, 2011, utility costs were down slightly and in the prior year quarter costs were up less than 1%.  In the prior year period, the cost for cooling during the record hot summer offset the saving from changes to more energy efficient electric fixtures.  Supplies and services expenses were flat in the current year thirteen-week period and increased 2% in the prior year comparable period.

Depreciation and amortization expense was down 3% in the three-month period ended October 2, 2011, and down  5% in the prior year comparable three-month period as some large assets reached full depreciation.

As stated above, the first quarter of the fiscal year is seasonally the slowest and the quarter ended October 2, 2011 resulted in an operating loss of $542,000.  The comparable quarter last year produced an operating loss of $465,000.

 Interest and Dividend Income

Interest and dividend income declined $26,000 or 18% versus an increase of $9,000 or 7% in the fiscal 2012 and 2011 year-to-date periods, respectively, due primarily to changes in interest rates on investments.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of October 2, 2011. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended October 2, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 15, 2011 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 15, 2011	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: November 15, 2011	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller