Form 10-Q
period 2012-01-01
BOWL AMERICA INC
filed 2012-02-14
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: JANUARY 1, 2012

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
Yes X  No __

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
January 26, 2012
Class A Common Stock,
$.10 par value	3,683,009

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2012	2010	2012	2010
Operating Revenues:
Bowling and other	$4,503,640	$4,553,314	$8,401,703	$8,560,644
Food, beverage and merchandise sales	1,926,499	1,926,558	3,524,037	3,569,207
	6,430,139	6,479,872	11,925,740	12,129,851

Operating Expenses:
Employee compensation and benefits	3,052,849	3,118,492	6,098,248	6,209,476
Cost of bowling and other services	1,713,475	1,847,946	3,545,326	3,716,927
Cost of food, beverage and merchandise sales	566,451	569,960	1,048,795	1,046,344
Depreciation and amortization	398,634	432,051	822,401	868,473
General and administrative	259,288	251,317	513,308	493,501
	5,990,697	6,219,766	12,028,078	12,334,721

Operating Income (loss)	439,442	260,106	(102,338)	(204,870)
Interest and dividend income	145,595	185,904	264,032	330,811

Earnings before provision for income taxes	585,037	446,010	161,694	125,941
Provision for income taxes	204,770	160,600	56,600	45,400

Net Earnings	$380,267	$285,410	$105,094	$80,541

Earnings per share-basic & diluted	$.07	$.06	$.02	$.02

Weighted average shares outstanding	5,151,471	5,146,971	5,151,471	5,146,971

Dividends paid	$824,236	$797,781	$1,648,471	$1,595,562

Per share, dividends paid, Class A	$.16	$.155	$.32	$.31

Per share, dividends paid, Class B	$.16	$.155	$.32	$.31

The operating results for the thirteen (13) and twenty-six (26) week periods ended January 1, 2012 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2012	2010	2012	2010

Net Earnings	$380,267	$285,410	$105,094	$80,541
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-for-sale securities net of tax (benefit) of $79,288 and $53,401 for 13 weeks, and ($71,207) and $231,584 for 26 weeks	128,819	86,758	(115,686)	376,245

Comprehensive earnings (loss)	$509,086	$372,168	$(10,592)	$456,786

The operating results for the thirteen (13) and twenty-six (26) week periods ended January 1, 2012 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed  Consolidated Balance Sheets
(Unaudited)

	As of
	January 1,	July 3,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,566,764	$2,361,846
Short-term investments	4,665,027	6,297,822
Inventories	561,219	480,318
Prepaid expenses and other	472,286	701,711
Income taxes refundable	337,247	275,847
TOTAL CURRENT ASSETS	8,602,543	10,117,544
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $38,320,842 and $37,570,380	23,057,458	22,581,314
OTHER ASSETS:
Marketable securities	7,625,884	7,538,332
Cash surrender value-life insurance	594,792	594,792
Other	83,280	85,780
TOTAL OTHER ASSETS	8,303,956	8,218,904
TOTAL ASSETS	$39,963,957	$40,917,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$572,333	$666,784
Accrued expenses	757,098	1,224,237
Dividends payable	824,235	824,235
Other current liabilities	1,640,449	302,394
Current deferred income taxes	53,311	53,311
TOTAL CURRENT LIABILITIES	3,847,426	3,070,961
LONG-TERM DEFERRED COMPENSATION	43,701	43,701
NONCURRENT DEFERRED INCOME TAXES	2,430,502	2,501,709
TOTAL LIABILITIES	6,321,629	5,616,371

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,683,009	368,301	368,301
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,727,264	7,727,264
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,167,268	2,282,954
Retained earnings	23,232,649	24,776,026
TOTAL STOCKHOLDERS' EQUITY	33,642,328	35,301,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,963,957	$40,917,762

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	January 1,	December 26,
	2012	2010
Cash Flows From Operating Activities
Net earnings	$105,094	$80,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	822,401	868,473
Changes in assets and liabilities
Increase in inventories	(80,901)	(39,674)
Decrease (increase) in prepaid & other	229,425	(252,180)
Increase in income taxes refundable	(61,400)	(78,400)
Decrease in other long-term assets	2,500	1,941
(Decrease) increase in accounts payable	(94,451)	282,720
Decrease in accrued expenses	(467,139)	(438,280)
Increase in other current liabilities	1,338,055	1,402,848
Net cash provided by operating activities	1,793,584	1,827,989

Cash Flows From Investing Activities
Expenditures for land, building and equip	(1,298,545)	(638,176)
Net sales & maturities of short-term
Investments	1,632,795	1,191,523
Purchases of marketable securities	(274,445)	(122,747)
Net cash provided by
Investing activities	59,805	430,600

Cash Flows From Financing Activities
Payment of cash dividends	(1,648,471)	(1,595,562)

Net cash used in financing activities	(1,648,471)	(1,595,562)

Net Increase in Cash and Equivalents	204,918	663,027

Cash and Equivalents, Beginning of period	2,361,846	2,579,487

Cash and Equivalents, End of period	$2,566,764	$3,242,514

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$118,000	$123,800

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twenty-six Weeks Ended
January 1, 2012
(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of July 3, 2011 has been derived from the Company's July 3, 2011 audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 2011.

2.  Investments

     The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at January 1, 2012 and July 3, 2011 were as follows:

January 1, 2012 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$4,665,027	$4,665,027	$-
Equity securities	$4,182,053	$888,998	$3,293,055
Mutual funds	$3,443,831	$3,235,646	$208,185
July 3, 2011 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$6,297,822	$6,297,822	$-
Equity securities	$4,235,914	$710,799	$3,525,115
Mutual funds	$3,302,418	$3,139,399	$163,019

The fair values of the Company’s investments were determined as follows:

January 1, 2012 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$4,665,027	$-
Equity securities	4,182,053	-	-
Mutual funds	3,443,831	-	-

Total	$7,625,884	$4,665,027	$-
July 3, 2011 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$6,297,822	$-
Equity securities	4,235,914	-	-
Mutual funds	3,302,418	-	-

Total	$7,538,332	$6,297,822	$-

The stocks included in the equity securities portfolio as of January 1, 2012 were:

82,112 shares of AT&T	4,398 shares of CenturyTel
354 shares of Fairpoint Communications	4,508 shares of Frontier Communications
939 shares of Supermedia	475 shares of LSI
774 shares of NCR	40,000 shares of Sprint
774 shares of Teradata	23,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream
2,520 shares of Manulife

3. Commitments and Contingencies

The Company’s purchase commitments at January 1, 2012 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5.  Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on February 14, 2012, and has determined that no material subsequent events have occurred.

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

The Company purchased 5,000 shares of Verizon for $178,200 in the quarter ended January 1, 2012.  The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 at a cost of approximately $630,000.  While not all stocks in the portfolio are domestic American companies any longer, we have received approximately $962,000 from mergers and sales, and over $2,900,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on January 1, 2012 was approximately $4,182,000.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $7,232,000 at the end of the fiscal second quarter of 2012 compared to $8,660,000 at the end of fiscal 2011.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the six-month period ended January 1, 2012, the Company expended approximately $1,299,000 for the purchase of bowling and restaurant equipment including new automatic scoring systems at some locations.   The higher purchase volume was due to modernization at centers facing new competition.  The timing of the purchases was due to expected favorable tax treatment on purchases made by December 31, 2011.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month changes in the categories of Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including cash contribution to a benefit plan.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At January 1, 2012, league deposits of approximately $1,470,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended January 1, 2012 was $1,794,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends.  Cash dividends of approximately $1,649,000, or $.32 per share, were paid to shareholders during the six month period ended January 1, 2012.  In December 2011, the Company declared a regular quarterly dividend to $.16 per share, payable February 15, 2012.  The uncertain economic climate may require a review by the directors of future estimates of cash flows.  The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

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

RESULTS OF OPERATIONS
Net earnings were $380,267 or $.07 per share for the thirteen-week period ended January 1, 2012, and $285,410 or $.06 per share for the thirteen weeks ended December 26, 2010.  For the current year and prior year twenty-six week periods net earnings were $105,094 and $80,541, respectively or $.02 per share each year.  Fiscal year 2011 was a 53-week year which resulted in a later calendar date start to fiscal 2012.  The second quarter ended January 1, 2012 and included the school holiday week between Christmas and New Year’s Day, typically a heavy open play bowling week.  In the prior year that holiday week fell in the fiscal third quarter.

Management believes that the uncertainty of an economic recovery continues to impact the public’s view of discretionary spending.  The operating results for fiscal 2012 periods included in this report are not necessarily indicative of results to be expected for the year.

The following table sets forth the items in our consolidated summary of operations for the fiscal year-to-date periods ended January 1, 2012, and December 26, 2010, and the dollar and percentage changes therein.

	Twenty-six weeks ended
	January 1, 2012 and December 26, 2010
	Dollars in thousands
	01/01/2012	12/26/2010	Change	% Change
Operating Revenues:
Bowling and other	$8,402	$8,561	$(159)	(1.8)%
Food, beverage & merchandise sales	3,524	3,569	(45)	(1.3)
	11,926	12,130	(204)	(1.7)
Operating Expenses:
Compensation & benefits	6,098	6,209	(111)	(1.8)
Cost of bowling & other	3,545	3,717	(172)	(4.6)
Cost of food, beverage & merch sales	1,049	1,046	3	.3
Depreciation & amortization	823	869	(46)	(5.2)
General & administrative	513	494	19	3.8
	12,028	12,335	(307)	(2.5)

Operating (Loss) income	(102)	(205)	103	50.2

Interest & dividend income	264	331	(67)	(20.2)

Earnings before taxes	162	126	36	28.6
Income taxes	57	45	12	26.7

Net Earnings	$105	$81	$24	29.6

                Operating Revenues

Total operating revenues decreased $50,000 to $6,430,000 in the most recent quarter compared to a decrease of $411,000 to $6,480,000 in the three-month period ended December 26, 2010.  For the current fiscal six-month period operating revenues were down $204,000 versus a decrease of $836,000 in the comparable six-month period a year ago.  Bowling and other revenue declined $50,000 in the quarter and $159,000 year-to-date for the periods ended January 1, 2012 compared to the same periods in fiscal 2011.   Prior year comparable three and six month period revenues showed decreases of $297,000 and $615,000, respectively.

Food, beverage and merchandise sales were flat in the quarter and down $45,000 or 1% in the six-month period.  Cost of sales was flat in both the three month and six month periods ended January 1, 2012.

                Operating Expenses

Operating expenses were down $229,000 or 4% and $307,000 or 3% in the current three and six-month periods, respectively, versus decreases of  $156,000 and $230,000 or 2% each in the three and six month periods respectively last year.  Employee compensation and benefits for the three and six month periods were down $65,000 and $111,000, respectively, or 2% in both periods ended January 1, 2012, as the Company continued to make scheduling adjustments in response to customer traffic.  In the prior year comparable periods the category was down slightly in the three month period and down $72,000 or 1% in the six-month period, respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $172,000 or 5% versus a decrease of $45,000 or 1% in the six-month periods ended January 1, 2012 and December 26, 2010, respectively. In the twenty-six weeks ended January 1, 2012, maintenance and repair costs were down $85,000 or 17%.  In the prior year twenty-six week period costs were up $29,000 or 6% primarily due to major air conditioning repairs.  Advertising costs during the current year twenty-six week period were down $66,000 or 14% versus an increase of $28,000 or 6% in the prior year comparable period, due in part to the change in media used.  For the six month periods ended January 1, 2012 and December 26, 2010, respectively, utility costs were flat and down $32,000 or 4%.  Higher electric fuel rates at most locations in our Northern market since July 2011 offset the savings from our energy management program.  Lower fuel costs and our efforts in energy management are primarily responsible for the prior year decrease.  Supplies and services expenses were down 3% in the current year six-month period and were up 3% in the six-month period ended December 2010.  The changes in both years are partially a result of the timing of purchases.

Insurance expense excluding health insurance increased 7% in the current year-to-date period as the market hardens, versus a decrease of 10% in last year’s comparable period when the Company made policy and coverage changes

Depreciation and amortization expense was down 5% in both the current and prior year six-month period; however, this category may increase in the last half of the year.  Depreciation expense generally begins in the quarter following an asset purchase.  The automatic scoring systems, mentioned above, were installed in December 2011.

As a result of the above, the current six-month period of fiscal 2012 showed an operating loss of $102,000 compared to the prior year six-month period that showed an operating loss of $205,000.

                Interest and Dividend Income

Interest and dividend income decreased $67,000 in the fiscal 2012 six-month period and increased $56,000 in the comparable 2011 year-to-date period, respectively. The current year decrease is a result of lower investment balances, lower interest rates  and lower capital gains from the Ginnie Mae fund.  The increase in the prior year period ended December 26, 2010, was due primarily to the capital gains received from the Ginnie Mae fund.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of January 1, 2012. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended January 1, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued February 14, 2012 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 14, 2012	By: /s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: February 14, 2012	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller