Form 10-Q
period 2012-04-01
BOWL AMERICA INC
filed 2012-05-15
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: APRIL 1, 2012

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
April 28, 2012
Class A Common Stock,
$.10 par value	3,683,009

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1,	March 27,	April 1,	March 27,
	2012	2011	2012	2011
Operating Revenues:
Bowling and other	$5,447,516	$5,872,814	$13,849,219	$14,433,458
Food, beverage and merchandise sales	2,291,401	2,401,908	5,815,438	5,971,115
	7,738,917	8,274,722	19,664,657	20,404,573

Operating Expenses:
Employee compensation and benefits	3,089,348	3,172,698	9,187,596	9,382,174
Cost of bowling and other services	1,575,872	1,930,569	5,121,198	5,647,496
Cost of food, beverage and merchandise sales	599,917	629,513	1,648,712	1,675,857
Depreciation and amortization	378,134	436,051	1,200,535	1,304,524
General and administrative	237,399	216,320	750,707	709,821
	5,880,670	6,385,151	17,908,748	18,719,872

Operating Income	1,858,247	1,889,571	1,755,909	1,684,701
Interest and dividend income	126,710	116,742	390,742	447,553

Earnings before provision for income taxes	1,984,957	2,006,313	2,146,651	2,132,254
Provision for income taxes	694,800	722,200	751,400	767,600

Net Earnings	$1,290,157	$1,284,113	$1,395,251	$1,364,654

Earnings per share-basic & diluted	$.25	$.25	$.27	$.27

Weighted average shares outstanding	5,151,471	5,146,971	5,151,471	5,146,971

Dividends paid	$824,235	$823,515	$2,472,706	$2,419,077

Per share, dividends paid, Class A	$.16	$.16	$.48	$.47

Per share, dividends paid, Class B	$.16	$.16	$.48	$.47

The operating results for the thirteen (13) and thirty-nine (39) week periods ended April 1, 2012 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1,	March 27,	April 1,	March 27,
	2012	2011	2012	2011

Net Earnings	$1,290,157	$1,284,113	$1,395,251	$1,364,654
Other comprehensive earnings- net of tax
Unrealized gain (loss)on available-for-sale securities net of tax (benefit) of $24,023 and ($12,065) for 13 weeks, and ($47,184) and $219,519 for 39 weeks	39,029	(19,598)	(76,657)	356,647

Comprehensive earnings	$1,329,186	$1,264,515	$1,318,594	$1,721,301

The operating results for the thirteen (13) and thirty-nine (39) week periods ended April 1, 2012 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	April 1,	July 3,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,435,737	$2,361,846
Short-term investments	4,663,726	6,297,822
Inventories	498,446	480,318
Prepaid expenses and other	615,306	701,711
Income taxes refundable	-	275,847
TOTAL CURRENT ASSETS	10,213,215	10,117,544
LAND, BUILDINGS & EQUIPMENT Net of accumulated depreciation of $37,867,579 and $37,570,380	22,873,127	22,581,314
OTHER ASSETS:
Marketable securities	7,724,154	7,538,332
Cash surrender value-life insurance	594,792	594,792
Other	84,780	85,780
TOTAL OTHER ASSETS	8,403,726	8,218,904
TOTAL ASSETS	$41,490,068	$40,917,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$627,670	$666,784
Accrued expenses	902,705	1,224,237
Dividends payable	824,235	824,235
Income taxes payable	101,512	-
Other current liabilities	2,335,130	302,394
Current deferred income taxes	53,311	53,311
TOTAL CURRENT LIABILITIES	4,844,563	3,070,961
LONG-TERM DEFERRED COMPENSATION	43,701	43,701
NONCURRENT DEFERRED INCOME TAXES	2,454,525	2,501,709
TOTAL LIABILITIES	7,342,789	5,616,371

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,683,009	368,301	368,301
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,727,264	7,727,264
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,206,297	2,282,954
Retained earnings	23,698,571	24,776,026
TOTAL STOCKHOLDERS' EQUITY	34,147,279	35,301,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,490,068	$40,917,762

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	April 1,	March 27,
	2012	2011
Cash Flows From Operating Activities
Net earnings	$1,395,251	$1,364,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,200,535	1,304,524
Changes in assets and liabilities
(Increase) decrease in inventories	(18,128)	22,121
Decrease (increase) in prepaid & other	86,405	(319,414)
Decrease in income taxes refundable	275,847	615,054
Decrease in other long-term assets	1,000	2,300
Decrease in accounts payable	(39,114)	(57,218)
Decrease in accrued expenses	(321,532)	(103,571)
Increase in income taxes payable	101,512	-
Increase in other current liabilities	2,032,736	2,242,194
Net cash provided by operating activities	4,714,512	5,070,644

Cash Flows From Investing Activities
Expenditures for land, building and equip	(1,492,348)	(908,558)
Net sales & maturities of short-term investments	1,634,096	337,063
Purchases of marketable securities	(309,663)	(149,168)
Net cash used in Investing activities	(167,915)	(720,663)

Cash Flows From Financing Activities
Payment of cash dividends	(2,472,706)	(2,419,077)

Net cash used in financing activities	(2,472,706)	(2,419,077)

Net Increase in Cash and Equivalents	2,073,891	1,930,904

Cash and Equivalents, Beginning of period	2,361,846	2,579,487

Cash and Equivalents, End of period	$4,435,737	$4,510,391

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$256,041	$152,546

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirty-nine Weeks Ended
April 1, 2012
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

2.  Investments

The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at April 1, 2012 and July 3, 2011 were as follows:

April 1, 2012 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$4,663,726	$4,663,726	$-
Equity securities	$4,263,867	$888,998	$3,374,869
Mutual funds	$3,460,287	$3,270,863	$189,424
July 3, 2011 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$6,297,822	$6,297,822	$-
Equity securities	$4,235,914	$710,799	$3,525,115
Mutual funds	$3,302,418	$3,139,399	$163,019

The fair values of the Company’s investments were determined as follows:

April 1, 2012 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$4,663,726	$-
Equity securities	4,263,867	-	-
Mutual funds	3,460,287	-	-

Total	$7,724,154	$4,663,726	$-
July 3, 2011 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$6,297,822	$-
Equity securities	4,235,914	-	-
Mutual funds	3,302,418	-	-

Total	$7,538,332	$6,297,822	$-

The telecommunications stocks included in the portfolio as of April 1, 2012 were:

82,112 shares of AT&T	4,398 shares of CenturyTel
354 shares of Fairpoint Communications	4,508 shares of Frontier Communications
939 shares of Supermedia	475 shares of LSI
774 shares of NCR	40,000 shares of Sprint
774 shares of Teradata	23,784 shares of Verizon
11,865 shares of Vodafone	4,079 shares of Windstream
2,520,shares of Manulife

3.  Commitments and Contingencies

The Company’s purchase commitments at April 1, 2012 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5.  New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  These changes became effective for the Company in the fiscal 2012 third quarter and did not have a significant impact on the Company’s financial statements as comprehensive earnings were already presented in consecutive statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  (“ASU 2011-04”).  This amendment contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements.  The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.  The Company’s adoption of this standard did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

6.  Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on May 15, 2012, and has determined that no material subsequent events have occurred.

7.  Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements.   These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions.  These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control.  The forward-looking statements included in this Quarterly Report on Form 10-Q are made as the date hereof.  We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds.  Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility.  The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks, primarily in telecommunications, with the perceived potential of appreciation.  The Company considers that this diversity also provides a measure of safety of principal.

The Company purchased 5,000 shares of Verizon for $178,200 in the current fiscal year.  The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 at a cost of approximately $630,000.  While not all stocks in the portfolio are domestic American companies any longer, we have received approximately $962,000 from mergers and sales, and over $2,900,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  These marketable securities are carried at their fair value on the last day of the quarter.  The value of the securities on April 1, 2012 was approximately $4,264,000.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $9,099,000 at the end of the fiscal third quarter of 2012 compared to $8,660,000 at the end of fiscal 2011.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of investments at its quarterly meetings.

In the nine-month period ended April 1, 2012, the Company expended approximately $1,492,000 for the purchase of bowling and restaurant equipment and building improvements including $300,000 for renovation of a domed roof.   The one remaining domed roof renovation is expected to be completed this summer at an estimated cost of less than $250,000.  The Company has made no application for third party funding as the Company believes cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month changes in the categories of Prepaid and other and of Accrued Expenses are primarily due to seasonal timing of payments including a cash contribution to a benefit plan.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At April 1, 2012, league deposits of approximately $2,061,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended April 1, 2012 was $4,715,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay quarterly dividends.  Cash dividends of approximately $2,473,000, or $.48 per share, were paid to shareholders during the nine month period ended April 1, 2012.  In March 2012, the Company declared a regular quarterly dividend of $.16 per share, payable May 16, 2012 to shareholders of record as of April 18, 2012.  The uncertain economic climate may require a review by the directors of future estimates of cash flows.  The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

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

RESULTS OF OPERATIONS

Net earnings were $1,290,157 and $1,284,113, or $.25 per share for each of the thirteen-week periods ended April 1, 2012 and March 27, 2011, respectively.  Thirty-nine weeks year-to-date net earnings were $1,395,251 and $1,364,654, respectively, or $.27 per share for each of the current and prior year periods.

Management believes that the unseasonably mild winter quarter, usually our busiest, contributed to potential open play customers’ pursuing outdoor activities.  In addition, although the economy appears to be making a positive turn, people remain hesitant to spend discretionary dollars.  The operating results for fiscal 2012 periods included in this report are not necessarily indicative of results to be expected for the year.

The following table sets forth the items in our consolidated summary of operations for the fiscal year-to-date periods ended April 1, 2012, and March 27, 2011, and the dollar and percentage changes therein.

	Thirty-nine weeks ended
	April 1, 2012 and March 27, 2011
	Dollars in thousands
	04/01/2012	03/27/2011	Change	% Change
Operating Revenues:
Bowling and other	$13,849	$14,434	$(585)	(4.1)%
Food, beverage & merchandise sales	5,816	5,971	(155)	(2.6)
	19,665	20,405	(740)	(3.6)
Operating Expenses:
Compensation & benefits	9,188	9,382	(194)	(2.1)
Cost of bowling & other	5,121	5,647	(526)	(9.3)
Cost of food, beverage & merch sales	1,649	1,676	(27)	(1.6)
Depreciation & amortization	1,200	1,305	(105)	(8.0)
General & administrative	751	710	41	5.8
	17,909	18,720	(811)	(4.3)

Operating income	1,756	1,685	71	4.2

Interest & dividend income	391	447	(56)	(12.5)

Earnings before taxes	2,147	2,132	15	.7
Income taxes	752	767	(15)	(2.0)

Net Earnings	$1,395	$1,365	$30	2.2

                Operating Revenues

Total operating revenues in the most recent quarter decreased $536,000 to $7,739,000 compared to a decrease of $17,000 to $8,275,000 in the three-month period ended March 27, 2011.  For the current fiscal nine-month period operating revenues were down $740,000 versus a decrease of $853,000 in the comparable nine-month period a year ago.  The current year declines are partially attributable to customers concerns about discretionary spending and, as stated above, the unusually warm weather.

Food, beverage and merchandise sales were down approximately $111,000 and $155,000 or 5% and 3% in the current year quarter and nine-month periods, respectively.  The comparable prior year periods showed decreases of $56,000 and $277,000 or 2% and 4%, respectively.  Cost of sales decreased 5% and 2% in the current year quarter and year to date periods.

                Operating Expenses

Operating expenses were down $504,000 and $811,000 or 8% and 4% in the current three and nine-month periods, respectively. Expenses in the same category last year were down $175,000 for the three-month period and down $404,000 for the nine-month period. Employee compensation and benefits were down approximately $83,000 or 3% in the current year three-month period and $194,000 or 2% in the nine-month period, partially a result of lower costs due to changes in group health insurance and for scheduling adjustments. In the prior year comparable periods the category was down 2% in each period or $69,000 and $141,000, respectively. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $355,000 or 18% and $526,000 or 9% in the three and nine-month periods, respectively. In the thirteen weeks ended April 1, 2012, maintenance and repair costs were down $33,000 or 14% compared to the prior year similar period.  The prior year period included interior wall repairs at some centers.  For the nine-month period maintenance costs were down $119,000 or 10%.  Advertising costs during the current year quarter decreased $142,000 or 66%.  The current nine-month period was down $227,000 or 32% versus an increase of $93,000 or 15% in the prior year comparable period.  In the prior year ad campaigns included all market areas and several forms of media.  In the nine month periods ended April 1, 2012 and March 27, 2011, respectively, utility costs were down 1% and 5%.  In the current year period, lower natural gas prices, warmer winter weather and continued energy management helped offset higher electric prices.  Supplies and services expenses were down 3% and up 2% in the current and prior nine-month periods, respectively, in part due to purchase patterns in both years.

Insurance expense excluding health insurance declined 13% in the current year-to-date period after recent policy renewals were better than expected.  In the prior year comparable period insurance expense declined 4%.

Depreciation and amortization expense was down 8% in the current year nine-month period and 5% in the prior year comparable period.

As a result of the above, the current thirty-nine week period of fiscal 2012 showed operating income of $1,756,000, an increase of approximately $71,000 from the prior year comparable period operating income of $1,685,000.

                Interest and Dividend Income

Interest and dividend income decreased approximately $56,000 in the fiscal 2012 year-to-date period versus an increase of $36,000 in the fiscal 2011 year-to-date period.  The decrease in the current year period is due to lower balances, lower interest rates and lower capital gains received from the Ginnie Mae fund.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of April 1, 2012. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended April 1, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 15, 2012 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended April 1, 2012, formatted in XBRL (eXtensible Business Reporting Language)

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 15, 2012	By: /s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: May 15, 2012	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller