Form 10-K
period 2012-07-01
BOWL AMERICA INC
filed 2012-09-27
CIK 13573

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2012	Commission file Number 1-7829

BOWL AMERICA INCORPORATED
(Exact name of registrant as specified in its charter.)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia	22312
(Address of principal executive offices)	(Zip Code)

(703)941-6300
Registrant's telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered

Class A Common stock (par value $.10)	NYSE MKT Exchange

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    YES [ ]  NO [X]

As of December 30, 2011, which was the last business day of the registrant's most recently completed second quarter, 3,683,009 Class A common shares were outstanding, and the aggregate market value of the Class A common shares (based upon the closing price of these shares on the NYSE MKT Exchange) of Bowl America Incorporated held by non-affiliates of the registrant was approximately $34 million. As of that date 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 30, 2011, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $39 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at
September 15, 2012
Class A Common Stock
$.10 par value	3,683,009
Class B Common Stock
$.10 par value	1,468,462

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after July 1, 2012, are incorporated by reference into Part III of this Form 10-K.  The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), financial statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to in this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

PART I

ITEM 1.  BUSINESS

(a) General Development of Business
Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end fiscal year 2012, the Company and its wholly-owned subsidiaries operated 19 bowling centers.

(b) Financial Information about Industry Segments
The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2012, the Company had revenues of approximately $24.7 million, per share earnings of $.28, and approximately $39 million in total assets. Merchandise sales, including food and beverages, were approximately 30% of operating revenues. The balance of operating revenues (approximately 70%) represents fees for bowling and related services. See the Company’s Consolidated Financial Statements elsewhere in this Form 10-K for more detailed information.

(c) Narrative Description of Business
As of September 1, 2012 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, one bowling center in Orlando, Florida, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 19 bowling centers contain a total of 756 lanes.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The principal market on which the Company's Class A Common Stock is traded is the NYSE MKT. The Company's Class B Common Stock is not listed on any exchange and is not traded. This stock can be converted to Class A Common Stock at any time.

The table below presents the high and low sales price range of the Company's Class A Common Stock in each quarter of fiscal years 2012 and 2011.

2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$13.50	$13.33	$14.85	$13.81
Low	$12.07	$12.09	$12.49	$12.50

2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$15.45	$13.61	$13.63	$13.50
Low	$10.87	$11.54	$12.40	$12.00

Holders
As of July 1, 2012, the approximate number of holders of record of the Company's Class A Common Stock was 317 and of the Company's Class B Common Stock was 24.

Cash Dividends
The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2012 and 2011.

Class A Common Stock
Quarter	2012	2011

First	16 cents	15.5 cents
Second	16 cents	15.5 cents
Third	16 cents	16 cents
Fourth	16 cents	16 cents

Class B Common Stock
Quarter	2012	2011

First	16 cents	15.5 cents
Second	16 cents	15.5 cents
Third	16 cents	16 cents
Fourth	16 cents	16 cents

The Board of Directors decides the amount and timing of any dividend at its quarterly meetings based on its appraisal of the state of the business and estimate of future opportunities at such time.

ITEM 6. SELECTED FINANCIAL DATA

The information is set forth in the section of Exhibit 99(a) entitled "Selected Financial Data" on page 14 of this Form 10-K and is incorporated herein by reference. Such information should be read in conjunction with the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information is set forth in the section of Exhibit 99(b) entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 9 through 12 of this Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto are set forth in Exhibit 99(c) on pages 15 through 27 of this Form 10-K and is incorporated herein by reference.
Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of July 1, 2012. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2012 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Control Over Financial Reporting

In accordance with Rule 13-a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements
The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are ncorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of July 1, 2012 and July 3, 2011

Consolidated statements of earnings and comprehensive earnings - years ended July 1, 2012 and July 3, 2011

Consolidated statements of stockholders' equity - years ended July 1, 2012 and July 3, 2011

Consolidated statements of cash flows - years ended July 1, 2012 and July 3, 2011

Notes to the consolidated financial statements - years ended July 1, 2012 and July 3, 2011

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

20 Press release dated September 27, 2012

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

99(a) Selected Financial Data (Item 6), set forth as page 14 hereof

99(b) Management’s Discussion & Analysis of Financial Condition and Results of Operations (Item 7), set forth as pages 9-12 hereof

99(c) Consolidated Financial Statements (Item 8), set forth as pages 15-27 hereof

99(d) Management’s Annual Report on Internal Control Over Financial Reporting, (Item 9-A) set forth as page 8 hereof

101 Interactive files formatted in XBRL (Extensible Business Reporting Language)

BOWL AMERICA INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWL AMERICA INCORPORATED

/s/ Leslie H. Goldberg
Leslie H. Goldberg
President
Chief Executive and Operating Officer

Date: September 27, 2012

/s/ Cheryl A. Dragoo
Cheryl A. Dragoo
Chief Financial Officer,
Senior Vice President and Controller
Principal Accounting Officer

Date: September 27, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg
Leslie H. Goldberg
President, Principal Executive
& Operating Officer and Director

Date:  September 27, 2012

/s/ Ruth Macklin	/s/ Cheryl A. Dragoo
Ruth Macklin	Cheryl A Dragoo
Senior Vice President, Secretary,	Senior Vice President
Treasurer and Director	Principal Accounting Officer and Director

Date: September 27, 2012	Date: September 27, 2012

/s/ Warren T. Braham	/s/ Stanley H. Katzman
Warren T. Braham	Stanley H. Katzman
Director	Director

Date: September 27, 2012	Date: September 27, 2012

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: September 27, 2012	Date: September 27, 2012

/s/ Arthur H. Bill
Arthur H. Bill
Director

Date:  September 27, 2012

Exhibit 99(d) Management’s Annual Report on Internal Control Over Financial Reporting

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 1, 2012.  The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of July 1, 2012, was effective.  No material weaknesses in the Company’s internal control over financial reporting were identified by management.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Exhibit 99(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report of Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof. We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

The Company purchased 5,000 shares of Verizon for $178,200 during the fiscal year ended July 1, 2012.  The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales and over $3,200,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  These marketable securities are carried at their fair value on the last day of the year.  The value of the securities including the additional Verizon shares, on July 1, 2012 was approximately $4.8 million. The value of securities held on July 3, 2011 was approximately $4.2 million.

Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $6,196,000 at the end of fiscal 2012 compared to $8,660,000 at the end of fiscal 2011.

The Company's position in all the above investments is a source of expansion capital. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities for the year ended July 1, 2012, was $2,769,000.  Equipment purchases during fiscal year 2012 used approximately $1,609,000 and $178,200 was used for the purchase of Verizon shares.  Proceeds from Ginnie Mae dividends totaling approximately $156,800 in fiscal 2012, were used to purchase additional shares in the fund. Short-term cash was used to meet the balance required to pay dividends totaling $3,296,942.

The change in Accrued Expenses generally relates to timing of payments including compensation and cash contribution to benefit plans.

The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The Company paid cash dividends totaling approximately $3.3 million, or $.64 per share to shareholders during the 2012 fiscal year, making this the fortieth consecutive year of increased regular dividends per share. In June 2012, the Company declared a quarterly $.16 per share dividend, paid in August 2012. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal years ended July 1, 2012 and July 3, 2011, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended July 1, 2012 and Fifty-three weeks ended July 3, 2011 Dollars in thousands
	2012	2011	Change	% Change
Operating Revenues:
Bowling and other	$17,362	$18,722	$(1,360)	(7.3)%
Food, beverage & merchandise sales	7,305	7,782	(477)	(6.1)
Gain (loss) on sales of assets	26	14	12	85.7
	24,693	26,518	(1,825)	(6.9)
Operating Expenses:
Compensation & benefits	12,037	12,588	(551)	(4.4)
Cost of bowling & other	6,646	7,400	(754)	(10.2)
Cost of food, beverage & merch sales	2,104	2,224	(120)	(5.4)
Depreciation & amortization	1,465	1,549	(84)	(5.4)
General & administrative	932	965	(33)	(3.4)
	23,184	24,726	(1,542)	(6.2)

Operating Income	1,509	1,792	(283)	(15.8)

Interest & dividend income	500	580	(80)	(13.8)

Earnings before taxes	2,009	2,372	(363)	(15.3)
Income taxes	584	815	(231)	(28.3)

Net Earnings	$1,425	$1,557	$(132)	(8.5)

Fiscal 2012 consisted of 52 weeks. Fiscal year 2011 consisted of 53 weeks with the extra week reported in the fourth quarter. All revenue and expense categories and comparisons in this report are influenced by the difference in the number of weeks in operation. Nineteen centers were in operation throughout both years.

Operating Revenues

Total operating revenue decreased $1,825,000 to $24.7 million in fiscal 2012 compared to a decrease of $609,000 to $26.5 million in fiscal 2011. Bowling and other revenue decreased $1,360,000 in fiscal 2012 versus a decrease of $388,000 in fiscal 2011. Food, beverage and merchandise sales decreased $477,000 in fiscal 2012 versus a decrease of $192,000 in fiscal 2011.

Management believes that the length and uncertainty of the economic recovery has adversely affected customers’ appetites for recreational spending for both league and open play games.  The Company continues to review and adjust its budget in light of the current economic conditions.

Operating Expenses

As discussed in more detail below, total operating expenses decreased 6.2%, or $1,542,000, in fiscal year 2012 versus a decrease of 0.3%, or $68,000 in fiscal 2011. Costs for employee compensation and benefits were down 4.4% or $551,000 in fiscal 2012 versus an increase of 0.4% or $45,000 in fiscal 2011. The Company continued to make scheduling adjustments resulting in a decrease in compensation. In addition, in fiscal year 2012 group health insurance costs declined primarily due to lower premiums and fewer participants. In the prior year higher company contributions to group health insurance benefit were the cause of the increased expense in this category. This category includes contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $754,000 or 10% in the year ended July 1, 2012 versus a decrease of $52,000 or less than 1% in the prior fiscal year. Maintenance expense declined 16% or $161,000 in fiscal year 2012 and was down 5% or $49,000 in the prior year. Both years included interior updating at several locations, however costs for repairs to air conditioning were down in the fiscal year ended July 1, 2012. Supplies expense decreased 5% or $49,000 in fiscal 2012 partially due to changes in purchasing patterns. The prior year showed an increase of 3%, or $31,000 in part resulting from increased use of computer supplies. Advertising costs decreased $343,000, or 36%, in fiscal 2012 and increased $110,000 or 13% in fiscal 2011. The prior year included aggressive multi-media campaigns. Utility costs decreased 2% in fiscal versus a decrease of 1% in fiscal 2011. Fiscal 2012 included one of the warmest winters on record which resulted in lower natural gas prices and usage.

Cost of food, beverage and merchandise sales decreased $120,000 or 5% primarily due to lower food and beverage sales. The same category increased $8,000 or less than 1% in fiscal 2011 due to lower profit margin on merchandise sales.

Depreciation expenses decreased approximately $84,000 or 5% and $138,000 or 8% in fiscal year 2012 and 2011 respectively, as some large assets reached full depreciation.

Operating income in fiscal 2012 decreased 15.8% from $1.8 million in fiscal 2011 to $1.5 million.

Interest and Dividend Income

Interest and dividend income declined 14% in fiscal 2012. Interest income in fiscal 2012 declined 23% due to lower balances and lower average interest rates on investments, however dividend income was up 10% due to increased dividends on our stock portfolio including increased holdings in Verizon.

Income taxes

Effective income tax rates for the Company were 29.1% for fiscal 2012 and 34.4% for fiscal 2011, the difference from statutory rates being in part for the partial exclusion of dividends received on investments which, in fiscal 2012 was a higher portion of income than in prior years.

Net Earnings

Net earnings in fiscal 2012 were $1.4 million, or $.28 per share, compared to $1.6 million, or $.30 per share in fiscal 2011.

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
Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of July 1, 2012 and July 3, 2011, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years then ended.  Bowl America Incorporated and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of July 1, 2012 and July 3, 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Aronson, LLC

Aronson, LLC
Rockville, Maryland
September 27, 2012

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008
Operating revenues	$24,692,723	$26,517,850	$27,127,073	$29,710,743	$29,349,214
Operating expenses	23,183,698	24,725,442	24,793,942	25,696,315	24,990,753
Interest and dividend income	499,873	579,960	529,845	679,287	811,205
Investment earnings (loss)	-	-	-	-	267,237
Earnings before provision for income taxes	2,008,898	2,372,368	2,862,976	4,693,715	5,436,903
Provision for income taxes	584,057	815,439	1,012,264	1,636,433	1,902,363
Net earnings	$1,424,841	$1,556,929	$1,850,712	$3,057,282	$3,534,540

Weighted average shares outstanding- Basic & Diluted	5,151,471	5,147,117	5,141,102	5,133,375	5,135,693

Earnings per share- Basic & Diluted	$.28	$.30	$.36	$.60	$.69
Net cash provided by operating activities	$2,769,286	$3,529,193	$2,944,882	$6,502,922	$3,499,703

Cash dividends paid	$3,296,942	$3,242,593	$3,187,444	$3,105,700	$3,543,631
Cash dividends paid Per share - Class A	$0.64	$0.63	$0.62	$0.605	$0.69
-Class B	$0.64	$0.63	$0.62	$0.605	$0.69

Total assets	$39,368,174	$40,917,762	$41,410,343	$42,966,669	$44,056,750

Stockholders' equity	$33,685,154	$35,301,391	$36,403,807	$37,579,197	$38,214,963

Net book value per share	$6.54	$6.85	$7.07	$7.31	$7.44

Net earnings as a % of beginning stock holders' equity	4.0%	4.3%	4.9%	8.0%	9.0%

Lanes in operation	756	756	756	756	756
Centers in operation	19	19	19	19	19

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of
	July 1, 2012	July 3, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,332,022	$2,361,846
Short-term investments (Note 3)	3,863,721	6,297,822
Inventories	535,412	480,318
Prepaid expenses and other	613,891	701,711
Income taxes refundable	313,518	275,847
TOTAL CURRENT ASSETS	7,658,564	10,117,544
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	22,718,526	22,581,314
OTHER ASSETS:
Marketable investment securities (Note 3)	8,286,680	7,538,332
Cash surrender value-life insurance	619,624	594,792
Other	84,780	85,780
TOTAL OTHER ASSETS	8,991,084	8,218,904
TOTAL ASSETS	$39,368,174	$40,917,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$722,380	$666,784
Accrued expenses	1,004,221	1,224,237
Dividends payable	824,235	824,235
Other current liabilities	295,978	302,394
Current deferred income taxes (Note 7)	65,552	53,311
TOTAL CURRENT LIABILITIES	2,912,366	3,070,961
LONG-TERM DEFERRED COMPENSATION	44,217	43,701
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,726,437	2,501,709
TOTAL LIABILITIES	5,683,020	5,616,371

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,683,009	368,301	368,301
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,727,264	7,727,264
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	2,538,818	2,282,954
Retained earnings	22,903,925	24,776,026
TOTAL STOCKHOLDERS'EQUITY	33,685,154	35,301,391

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$39,368,174	$40,917,762
The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	July 1, 2012	July 3, 2011
Operating Revenues:
Bowling and other	$17,361,438	$18,721,460
Food, beverage and merchandise sales	7,305,361	7,782,203
Gain on sale of land, buildings and equipment	25,924	14,187
Total Operating Revenue	24,692,723	26,517,850

Operating Expenses:
Employee compensation and benefits	12,037,180	12,588,313
Cost of bowling and other services	6,645,737	7,400,000
Cost of food, beverage and merchandise sales	2,103,521	2,223,613
Depreciation and amortization	1,465,149	1,549,166
General and administrative	932,111	964,350
Total Operating Expense	23,183,698	24,725,442

Operating Income	1,509,025	1,792,408
Interest and dividend income	499,873	579,960

Earnings before provision for income
Taxes	2,008,898	2,372,368
Provision for income taxes (Note 7)
Current	504,573	732,186
Deferred	79,484	83,253
	584,057	815,439

Net Earnings	$1,424,841	$1,556,929

Earnings per share-basic & diluted	$.28	$.30

Weighted average shares outstanding	5,151,471	5,147,117

Dividends paid	$3,296,942	$3,242,593

Per share, dividends paid, Class A	$.64	$.63

Per share, dividends paid, Class B	$.64	$.63

Net Earnings	$1,424,841	$1,556,929
Other comprehensive earnings- net of tax
Unrealized gain on available-for–sale securities net of tax of $157,484 and $341,043	255,864	554,082

Comprehensive earnings	$1,680,705	$2,111,011

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 27, 2010	3,678,509	$367,851	1,468,462	$146,846	$7,672,094	$1,728,872	$26,488,144
Shares issued for ESOP	4,500	450	-	-	55,170	-	-
Cash dividends paid	-	-	-	-	-	-	(2,444,812)
Accrued dividends declared June 21, 2011, payable August 17, 2011	-	-	-	-	-	-	(824,235)
Change in unrealized gain on
available-for-sale securities
(shown net of tax benefit)	-	-	-	-	-	554,082	-
Net earnings for the year	-	-	-	-	-	-	1,556,929
Balance, July 3, 2011	3,683,009	$368,301	1,468,462	$146,846	$7,727,264	$2,282,954	$24,776,026
Cash dividends paid	-	-	-	-	-	-	(2,472,707)
Accrued dividends declared June 19, 2012, payable August 22, 2012	-	-	-	-	-	-	(824,235)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	255,864	-
Net earnings for the year	-	-	-	-	-	-	1,424,841
Balance, July 1, 2012	3,683,009	$368,301	1,468,462	$146,846	$7,727,264	$2,538,818	$22,903,925

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 1, 2012	July 3, 2011
Cash Flows From Operating Activities
Net earnings	$1,424,841	$1,556,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,465,149	1,549,166
Increase in deferred income tax	79,485	83,251
Gain on disposition of assets-net	(25,924)	(14,187)
Stock issuance – ESOP plan	-	55,620
Changes in assets and liabilities
(Increase) decrease in inventories	(55,094)	40,054
Decrease (increase) in prepaid and other	87,820	(261,967)
(Increase) decrease in income taxes refundable	(37,671)	358,940
Decrease in other long-term assets	1,000	2,300
Increase (decrease) in accounts payable	55,596	(34,425)
(Decrease) increase in accrued expenses	(220,016)	188,012
(Decrease) increase in other current liabilities	(6,416)	9,474
Increase (decrease) in long-term deferred compensation	516	(3,974)

Net cash provided by operating activities	2,769,286	3,529,193

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(1,608,587)	(1,163,265)
Sale of assets	32,150	22,750
Net sales and maturities of short-term investments	2,434,101	838,762
Purchases of marketable securities	(335,000)	(176,322)
Increase in cash surrender value	(24,832)	(26,166)

Net cash used in investing activities	497,832	(504,241)

Cash Flows From Financing Activities
Payment of cash dividends	(3,296,942)	(3,242,593)

Net cash used in financing activities	(3,296,942)	(3,242,593)

Net (Decrease) increase in Cash and Equivalents	(29,824)	(217,641)

Cash and Equivalents, Beginning of period	2,361,846	2,579,487

Cash and Equivalents, End of period	$2,332,022	$2,361,846

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$548,430	$373,246

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

Fiscal Year
The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2012 ended July 1, 2012, and consisted of 52 weeks. Fiscal year 2011 ended July 3, 2011 and consisted of 53 weeks.

Subsequent Events
The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 27, 2012.

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
Bowling lanes and equipment (years)	3	-	10
Building and building improvements (years)	10	-	39
Leasehold improvements (years)	5	-	15
Amusement games (years)	3	-	5

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

Advertising Expense
It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending July 1, 2012, and July 3, 2011, were $616,148 and $959,043, respectively.

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

Earnings Per Share
Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,151,471, and 5,147,117, for fiscal years 2012 and 2011, respectively.

Comprehensive Earnings
A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for the years ended July 1, 2012 and July 3, 2011.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers money market funds and certificates of deposits, with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts which may exceed federally insured limits during the year, but does not believe that this results in any significant credit risk.

Other Current Liabilities
Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At July 1, 2012 and July 3, 2011 other current liabilities included $287,273 and $289,718, respectively, in prize fund monies.

Reclassifications
Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”. This update provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that indefinite lived intangible assets are impaired. This standard is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company’s does not believe this standard will have an impact on the Company’s financial statements as the Company holds no indefinite lived intangibles.

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

2.  CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	July 1, 2012	July 3, 2011

Demand deposits and cash on hand	$1,486,497	$1,600,965
Money market funds	845,525	760,881
	$2,332,022	$2,361,846

The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS
The Company’s marketable securities are categorized as available-for-sale securities. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are based on the quoted market price for those securities. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. At July 1, 2012, the fair value of short-term investments was $3,863,721. At July 3, 2011, the fair value of short-term investments was $6,297,822. Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of July 1, 2012, the Company had $201,981 of gross unrealized gains from its investments in federal agency mortgage backed securities which had a fair value of $3,498,182. As of July 3, 2011, $163,019 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $3,302,418. The Company’s investments were was follows:

	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
July 1, 2012
Equity securities	$888,998	$3,904,987	$(5,487)	$4,788,498

Mutual fund	3,296,201	201,981	-	3,498,182

Certificates of deposits	3,863,721	-	-	3,863,721

July 3, 2011
Equity securities	$710,799	$3,528,860	$(3,745)	$4,235,914

Mutual fund	3,139,399	163,019	-	3,302,418

Certificates of deposits	6,297,822	-	-	6,297,822

During fiscal 2012 and fiscal 2011, the Company had certain equity securities with cumulative unrealized losses of $5,487 and $3,745 respectively. Management believes the unrealized losses are temporary and the Company has the ability and intent to hold these securities long enough to recover its investment.

	Less than 12 months		12 Months or greater		Total
July 1, 2012	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$-	$-	$5,373	$(5,487)	$5,373	$(5,487)

	Less than 12 months		12 Months or greater		Total
July 3, 2011	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$3,444	$(1,571)	$3,671	$(2,174)	$7,115	$(3,745)

The equity securities portfolio includes the following stocks:

82,112	shares of AT&T
354	shares of Fairpoint Communications
939	shares of SuperMedia
40,000	shares of Sprint Nextel
11,865	shares of Vodafone
2,520	shares of Manulife
774	shares of Teradata
4,398	shares of CenturyLink
4,508	shares of Frontier Communications
475	shares of LSI
23,784	shares of Verizon
4,079	shares of Windstream
774	shares of NCR

The Company purchased 5,000 shares of Verizon during fiscal 2012. There were no sales or exchanges of holdings in the years ended July 1, 2012 and July 3, 2011 other than the exchange of the Company’s shares of Qwest for shares of CenturyLink as a result of the merger on April 1, 2011.

As stated in Note 1, the Company records its readily marketable debt and equity securities at fair value. These assets are valued in accordance with a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly orindirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reportingentity to develop its own assumptions.

The fair value of these assets as of July 1, 2012 is as follows:

Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized gains/(losses) for the Year Ended July 1, 2012	Cumulative Unrealized gains/(losses) as of July 1, 2012

Equity securities	$4,788,498	$-	$-	$374,386	$3,899,500

Mutual fund	3,498,182	-	-	38,962	201,981

Certificates of deposits	-	3,863,721	-	-	-
TOTAL	$8,286,680	$3,863,721	-	$413,348	$4,101,481

The fair value of these assets as of July 3, 2011 was as follows:

Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized gains/(losses) for the Year Ended July 3, 2011	Cumulative Unrealized gains/(losses) as of July 3, 2011

Equity securities	$4,235,914	$-	$-	$913,824	$3,525,114

Mutual fund	3,302,418	-	-	(18,699)	163,019

Certificates of deposits	-	6,297,822	-	-	-
TOTAL	$7,538,332	$6,297,822	-	$895,125	$3,688,133

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4.  LAND, BUILDINGS, AND EQUIPMENT
Land, buildings, and equipment, as cost, consisted of the following:

	July 1, 2012	July 3, 2011
Buildings	$18,205,337	$17,908,793
Leasehold and building improvements	7,958,366	7,817,752
Bowling lanes and equipment	22,891,473	22,796,335
Land	10,590,450	10,590,450
Amusement games	818,190	821,819
Bowling lanes and equipment not yet in use	276,621	216,545
	60,740,437	60,151,694
Less accumulated depreciation and amortization	38,021,911	37,570,380
	$22,718,526	$22,581,314

Depreciation and amortization expense for buildings and equipment for fiscal years 2012 and 2011 was $1,465,149, and $1,549,166, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

5.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

At July 1, 2012, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2013	$288,000
2014	280,667
2015	16,667
Total minimum lease payments	$585,334

Net rent expense was as follows:
	For the Years Ended
	July 1, 2012	July 3, 2011

Minimum rent under operating leases	$288,000	$288,000
Excess percentage rents	-	767
	$288,000	$288,767

Purchase Commitments
The Company's purchase commitments at July 1, 2012 are for materials, supplies, services and equipment as part of the normal course of business.

6. PROFIT-SHARING AND ESOP PLAN
The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended July 1, 2012 and July 3, 2011, contributions in the amount of $50,000 for each year, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. For fiscal year 2012, the Company contributed $50,000 and for fiscal year 2011 the Company contributed 4,500 shares of Bowl America common stock valued at $55,620, based on the market price on the date of contribution. The Company has no defined benefit plan or other post retirement plan.

7. INCOME TAXES
The Company is required to analyze all material positions it has taken or plans to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s financial statements.

The Company had no material unrecognized tax benefits at July 1, 2012 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after June 29, 2008 are still open to examination by those relevant taxing authorities.

The significant components of the Company's deferred tax assets and liabilities were as follows:
	July 1, 2012	July 3, 2011
Deferred tax:
Land, buildings, and equipment	$1,255,699	$1,169,898
Unrealized gain on available- for-sale securities	1,563,743	1,405,218
Dividends received
Prepaid expenses and other	(27,453)	(20,096)
Deferred tax liabilities	$2,791,989	$2,555,020

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2012	2011
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	2.4	3.7
Dividends received exclusion	(3.0)	(2.3)
All other net	(4.3)	(1.0)
	29.1%	34.4%

8. STOCKHOLDERS' EQUITY
The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At July 1, 2012, and July 3, 2011, the Company had $39,093 in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3 1/2% to 5% and are payable over a term of three years from the date of the agreements which range from 2010 to 2011. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION
Deferred compensation payable was a total of $50,221 at July 1, 2012, and $49,021 at July 3, 2011. The current portion of these amounts is $6,004 at July 1, 2012, and $5,320 at July 3, 2011, and is included in accrued expenses.