Form 10-Q
period 2012-09-30
BOWL AMERICA INC
filed 2012-11-14
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2012

COMMISSION FILE NUMBER: 1-7829

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

Shares Outstanding at November 6, 2012
Class A Common Stock,
$.10 par value	3,683,009

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended
	September 30, 2012	October 2, 2011
Operating Revenues:
Bowling and other	$3,674,480	$3,898,063
Food, beverage and merchandise sales	1,512,764	1,597,538
Total Operating Revenue	5,187,244	5,495,601

Operating Expenses:
Employee compensation and benefits	2,954,864	3,045,399
Cost of bowling and other services	1,625,701	1,831,851
Cost of food, beverage and merchandise sales	454,277	482,344
Depreciation and amortization	390,387	423,767
General and administrative	263,927	254,020
Total Operating Expenses	5,689,156	6,037,381

Operating Loss	(501,912)	(541,780)
Interest and dividend income	131,219	118,437

Loss before provision for income tax benefit	(370,693)	(423,343)
Provision for income tax benefit	(129,700)	(148,170)

Net Loss	$(240,993)	$(275,173)

Loss per share-basic & diluted	$(.05)	$(.05)

Weighted average shares outstanding	5,151,471	5,151,471

Dividends paid	$824,235	$824,235

Per share, dividends paid, Class A	$.16	$.16

Per share, dividends paid, Class B	$.16	$.16

The operating results for the thirteen (13) week period ended September 30, 2012 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	September 30, 2012	October 2, 2011

Net Loss	$(240,993)	$(275,173)
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-for-sale securities net of tax (benefit) of $123,879 and ($150,495)	201,265	(244,505)

Comprehensive Loss	$(39,728)	$(519,678)

The operating results for the thirteen (13) week period ended September 30, 2012 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30, 2012	July 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,194,413	$2,332,022
Short-term investments	3,457,488	3,863,721
Inventories	653,640	535,412
Prepaid expenses and other	466,792	613,891
Income taxes refundable	313,518	313,518
Current deferred income tax	64,148	-
TOTAL CURRENT ASSETS	7,149,999	7,658,564
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of 38,412,298 and 38,021,911	22,616,772	22,718,526
OTHER ASSETS:
Marketable investment securities	8,635,517	8,286,680
Cash surrender value-life insurance	619,624	619,624
Other	84,780	84,780
TOTAL OTHER ASSETS	9,339,921	8,991,084
TOTAL ASSETS	$39,106,692	$39,368,174

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$722,589	$722,380
Accrued expenses	939,310	1,004,221
Dividends payable	849,992	824,235
Other current liabilities	904,834	295,978
Current deferred income taxes	-	65,552
TOTAL CURRENT LIABILITIES	3,416,725	2,912,366
LONG-TERM DEFERRED COMPENSATION	44,217	44,217
NONCURRENT DEFERRED INCOME TAXES	2,850,316	2,726,437
TOTAL LIABILITIES	6,311,258	5,683,020

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,683,009	368,301	368,301
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,727,264	7,727,264
Accumulated other comprehensive earnings- Unrealized gain on available-for-sale securities, net of tax	2,740,083	2,538,818
Retained earnings	21,812,940	22,903,925
TOTAL STOCKHOLDERS' EQUITY	32,795,434	33,685,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,106,692	$39,368,174

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	September 30, 2012	October 2, 2011
Cash Flows From Operating Activities
Net loss	$(240,993)	$(275,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	390,387	423,767
Changes in assets and liabilities
Increase in inventories	(118,228)	(154,587)
Decrease in prepaid & other	147,099	155,575
Increase in income taxes refundable	-	(2,000)
Increase in deferred tax asset	(129,700)	(148,170)
Increase in accounts payable	209	24,732
Decrease in accrued expenses	(64,911)	(291,144)
Increase in other current liabilities	608,856	622,776
Net cash provided by operating activities	592,719	355,776

Cash Flows From Investing Activities
Expenditures for land, building and equip	(288,633)	(211,021)
Net sales & maturities of short-term Investments	406,233	1,107,448
Purchases of marketable securities	(23,693)	(28,782)
Net cash provided by
Investing activities	93,907	867,645

Cash Flows From Financing Activities
Payment of cash dividends	(824,235)	(824,235)

Net cash used in financing activities	(824,235)	(824,235)

Net (Decrease) increase in Cash and Equivalents	(137,609)	399,186

Cash and Equivalents, Beginning of period	2,332,022	2,361,846

Cash and Equivalents, End of period	$2,194,413	$2,761,032

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$-	$2,000

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended
September 30, 2012
(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of July 1, 2012 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2012.

2.  Investments

The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at September 30, 2012 and July 1, 2012 were as follows:

September 30, 2012 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$3,457,488	$3,457,488	$-
Equity securities	$5,094,633	$888,998	$4,205,635
Mutual funds	$3,540,884	$3,319,893	$220,991

July 1, 2012 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$3,863,721	$3,863,721	$-
Equity securities	$4,788,498	$888,998	$3,899,500
Mutual funds	$3,498,182	$3,296,201	$201,981

The fair values of the Company’s investments were determined as follows:

September 30, 2012 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$3,457,488	$-
Equity securities	5,094,633	-	-
Mutual funds	3,540,884	-	-

Total	$8,635,517	$3,547,488	$-

July 1, 2012 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$3,863,721	$-
Equity securities	4,788,498	-	-
Mutual funds	3,498,182	-	-

Total	$8,286,680	$3,863,721	$-

The stocks included in the portfolio as of September 30, 2012 were:

82,112	shares of AT&T
354	shares of Fairpoint Communications
939	shares of Supermedia
40,000	shares of Sprint
11,865	shares of Vodafone
2,520	shares of Manulife
774	shares of Teradata
4,398	shares of CenturyLink
4,508	shares of Frontier Communications
475	shares of LSI
23,784	shares of Verizon
4,079	shares of Windstream
774	shares of NCR

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.  Commitments and Contingencies

The Company’s purchase commitments at September 30, 2012, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

 5. New Accounting Standards

There were no new accounting pronouncements during the quarter ended September 30, 2012, that would impact the Company.

6.  Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 14, 2012, and has determined that no material subsequent events have occurred.

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

The Company purchased 5,000 shares of Verizon for $178,200 during the fiscal year ended July 1, 2012.  The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales and over $3,200,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  These marketable securities are carried at their fair value on the last day of each reporting period.  The value of the securities on September 30, 2012 was approximately $5.1 million, an increase of approximately $300,000 from July 1, 2012.  Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $5,652,000 at September 30, 2012 compared to $6,196,000 at July 1, 2012.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the three-month period ended September 30, 2012, the Company expended approximately $286,000 for the purchase of building, entertainment and restaurant equipment.  The Company has no current plans to obtain third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accrued expenses is attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to two benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At September 30, 2012, league deposits of approximately $740,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended September 30, 2012 was $593,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends.  Cash dividends of approximately $824,000, or $.16 per share, were paid to shareholders during the three-month period ended September 30, 2012.  In September 2012, the Company declared an increase in the regular quarterly dividend to $.165 per share, payable November 14, 2012.  The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows.  The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business.  An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.   The Company operates in the Washington DC area where its business would be vulnerable to sequestration or other downsizing of the federal government.  Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

For the thirteen-week period ended September 30, 2012 there was a net loss of $240,993, or $.05 loss per share.  For the prior year thirteen-week period ended October 2, 2011, there was a net loss of $275,173, or $.05 loss per share.  Nineteen locations were in operation in both periods.  The bowling business is seasonal and the first quarter which includes summer months is typically the slowest.  Management believes that the length and uncertainty of economic conditions are negatively influencing the public’s discretionary spending.  The operating results for the fiscal 2013 period included in this report are not necessarily indicative of results to be expected for the year.

The following table sets forth the items in our consolidated summary of operations for the fiscal quarter ended September 30, 2012, and October 2, 2011, and the dollar and percentage changes therein.

	Thirteen weeks ended September 30, 2012 and October 2, 2011 Dollars in thousands
	2012	2011	Change	% Change
Operating Revenues:
Bowling and other	$3,674	$3,898	$(224)	(5.7)
Food, beverage & merchandise sales	1,513	1,597	(84)	(5.3)
	5,187	5,495	(308)	(5.6)
Operating Expenses:
Compensation & benefits	2,955	3,045	(90)	(3.0)
Cost of bowling & other	1,626	1,832	(206)	(11.2)
Cost of food, beverage & merchandise sales	454	482	(28)	(5.8)
Depreciation & amortization	390	424	(34)	(8.0)
General & administrative	264	254	10	3.9
	5,689	6,037	(348)	(5.8)

Operating Loss	(502)	(542)	40	7.4

Interest & dividend income	131	119	12	10.1

Loss before taxes	(371)	(423)	52	12.3
Income tax benefit	(130)	(148)	(18)	(12.1)

Net Loss	$(241)	$(275)	$34	12.4

Operating Revenues

Total operating revenues decreased $308,000 to $5,187,000 in the thirteen-week period ended September 30, 2012, compared to a decrease of $155,000 to $5,495,000 in the three-month period ended October 2, 2011.  Bowling and other revenue decreased $224,000 in the current year fiscal quarter compared to a decrease of $109,000 in the comparable prior year quarter.  Food, beverage and merchandise sales were down $84,000 or 5% in the current year quarter due to lower traffic, compared to a decrease of $46,000 or 3% in the prior year comparable quarter.  Cost of sales declined $28,000 or 6% in the current year three-month period due to lower sales.

Operating Expenses

Operating expenses were down $348,000 or 6% in the three-month period ended September 30, 2012 compared to a decrease of $78,000 or 1% in the prior year quarter ended October 2, 2011.  Employee compensation and benefits were down $90,000 or 3% and $46,000 or 2% in each of the fiscal first quarters of 2013 and 2012, respectively.  The Company continued to make scheduling adjustments in response to lower traffic.  In addition, group health insurance costs decreased as a result of lower premiums, fewer participants and the end of costs incurred in establishing health savings accounts.  Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $206,000 or 11% in the quarter ended September 30, 2012 versus a decrease of  $37,000 or 2% in the comparable quarter ended October 2, 2011.  Maintenance and repair costs were down $40,000 or 17% in the current year quarter versus a decrease of $10,000 or 4% in the comparable quarter of fiscal 2012 as fewer high cost repairs were needed in the current year period   Advertising costs decreased $97,000 or 42% in the quarter ended September 30, 2012 as the Company reduced summer months ad campaigns.  For the three month period ended September 30, 2012, utility costs were down $27,000 or 6%.  In the prior year quarter costs were down less than 1%.  Supplies and services expenses were down $15,000 or 7% in the current year thirteen-week period and were flat in the prior year comparable period.

Depreciation and amortization expense was down 8% in the three-month period ended September 30, 2012, and down  3% in the prior year comparable three-month period as some large assets reached full depreciation.

As stated above, the first quarter of the fiscal year is seasonally the slowest and the quarter ended September 30, 2012 resulted in an operating loss of $502,000.  The comparable quarter last year produced an operating loss of $542,000.

Interest and Dividend Income

Interest and dividend income increased $12,000 or 10% versus a decrease of $26,000 or 18% in the fiscal 2013 and 2012 year-to-date periods, respectively.  Interest income in the current year period declined due to lower balances and interest rates, however dividend income was up in part due to the increase holdings in Verizon, mentioned above.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 30, 2012. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 14, 2012 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended September 30, 2012 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 14, 2012	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: November 14, 2012	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller