Form 10-Q
period 2012-12-30
BOWL AMERICA INC
filed 2013-02-12
CIK 13573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2012

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
January 27, 2013
Class A Common Stock,
$.10 par value	3,683,009

Class B Common Stock,
$.10 par value	1,468,462

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Operating Revenues:
Bowling and other	$4,368,238	$4,503,640	$8,042,718	$8,401,703
Food, beverage and merchandise sales	1,836,735	1,926,499	3,349,499	3,524,037
	6,204,973	6,430,139	11,392,217	11,925,740

Operating Expenses:
Employee compensation and benefits	2,911,780	3,052,849	5,866,644	6,098,248
Cost of bowling and other services	1,570,084	1,713,475	3,195,785	3,545,326
Cost of food, beverage and merchandise sales	548,273	566,451	1,002,550	1,048,795
Depreciation and amortization	386,728	398,634	777,115	822,401
General and administrative	206,199	259,288	470,126	513,308
	5,623,064	5,990,697	11,312,220	12,028,078

Operating Income (loss)	581,909	439,442	79,997	(102,338)
Interest and dividend income	119,065	145,595	250,284	264,032

Earnings before provision for income taxes	700,974	585,037	330,281	161,694
Provision for income taxes	245,300	204,770	115,600	56,600

Net Earnings	$455,674	$380,267	$214,681	$105,094

Earnings per share-basic & diluted	$.09	$.07	$.04	$.02

Weighted average shares outstanding	5,151,471	5,151,471	5,151,471	5,151,471

Dividends paid	$4,275,723	$824,236	$5,099,957	$1,648,471

Per share, dividends paid, Class A	$.83	$.16	$.99	$.32

Per share, dividends paid, Class B	$.83	$.16	$.99	$.32

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 30, 2012 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012

Net Earnings	$455,674	$380,267	$214,681	$105,094
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-for-sale securities net of tax (benefit) of ($209,501) and $79,288 for 13 weeks, and ($85,622) and ($71,207) for 26 weeks	(340,373)	128,819	(139,108)	(115,686)

Comprehensive earnings (loss)	$115,301	$509,086	$75,573	$(10,592)

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 30, 2012 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed  Consolidated Balance Sheets
(Unaudited)

	As of
	December 30,	July 1,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,627,475	$2,332,022
Short-term investments	948,519	3,863,721
Inventories	583,964	535,412
Prepaid expenses and other	511,630	613,891
Income taxes refundable	290,918	313,518
TOTAL CURRENT ASSETS	3,962,506	7,658,564
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $38,735,118 and $38,021,911	22,355,900	22,718,526
OTHER ASSETS:
Marketable securities	8,136,764	8,286,680
Cash surrender value-life insurance	619,624	619,624
Other	84,780	84,780
TOTAL OTHER ASSETS	8,841,168	8,991,084
TOTAL ASSETS	$35,159,574	$39,368,174

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$522,160	$722,380
Accrued expenses	755,352	1,004,221
Dividends payable	-	824,235
Other current liabilities	1,646,473	295,978
Current deferred income taxes	65,552	65,552
TOTAL CURRENT LIABILITIES	2,989,537	2,912,366
LONG-TERM DEFERRED COMPENSATION	44,217	44,217
NONCURRENT DEFERRED INCOME TAXES	2,640,815	2,726,437
TOTAL LIABILITIES	5,674,569	5,683,020

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,683,009	368,301	368,301
Class B issued and outstanding 1,468,462	146,846	146,846
Additional paid-in capital	7,727,264	7,727,264
Accumulated other comprehensive earnings-Unrealized gain on available-for-sale securities, net of tax	2,399,710	2,538,818
Retained earnings	18,842,884	22,903,925
TOTAL STOCKHOLDERS' EQUITY	29,485,005	33,685,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,159,574	$39,368,174

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	December 30,	January 1,
	2012	2012
Cash Flows From Operating Activities
Net earnings	$214,681	$105,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	777,115	822,401
Changes in assets and liabilities
Increase in inventories	(48,552)	(80,901)
Decrease in prepaid & other	102,261	229,425
Decrease (increase) in income taxes refundable	22,600	(61,400)
Decrease in other long-term assets	-	2,500
Decrease in accounts payable	(200,220)	(94,451)
Decrease in accrued expenses	(248,869)	(467,139)
Increase in other current liabilities	1,350,495	1,338,055
Net cash provided by operating activities	1,969,511	1,793,584

Cash Flows From Investing Activities
Expenditures for land, building and equip	(414,489)	(1,298,545)
Net sales & maturities of short-term Investments	2,915,202	1,632,795
Purchases of marketable securities	(74,814)	(274,445)
Net cash provided by Investing activities	2,425,899	59,805

Cash Flows From Financing Activities
Payment of cash dividends	(5,099,957)	(1,648,471)
Net cash used in financing activities	(5,099,957)	(1,648,471)

Net (Decrease) Increase in Cash and Equivalents	(704,547)	204,918

Cash and Equivalents, Beginning of period	2,332,022	2,361,846

Cash and Equivalents, End of period	$1,627,475	$2,566,764

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$93,000	$118,000

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-six Weeks Ended
December 30, 2012
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

2.  Investments

     The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at December 30, 2012 and July 1, 2012 were as follows:

December 30, 2012 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$948,519	$948,519	$-
Equity securities	$4,608,647	$888,998	$3,719,649
Mutual funds	$3,528,117	$3,371,014	$157,103
July 1, 2012 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$3,863,721	$3,863,721	$-
Equity securities	$4,788,498	$888,998	$3,899,500
Mutual funds	$3,498,182	$3,296,201	$201,981

The fair values of the Company’s investments were determined as follows:

December 30, 2012 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$948,519	$-
Equity securities	4,608,647	-	-
Mutual funds	3,528,117	-	-

Total	$8,136,764	$948,519	$-
July 1, 2012 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$3,863,721	$-
Equity securities	4,788,498	-	-
Mutual funds	3,498,182	-	-

Total	$8,286,680	$3,863,721	$-

The stocks included in the equity securities portfolio as of December 30, 2012 were:

82,112	shares of AT&T
354	shares of Fairpoint Communications
939	shares of Supermedia
774	shares of NCR
774	shares of Teradata
11,865	shares of Vodafone
2,520	shares of Manulife
4,398	shares of CenturyLink
4,508	shares of Frontier Communications
475	shares of LSI
40,000	shares of Sprint
23,784	shares of Verizon
4,079	shares of Windstream

      The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund.

3.  Commitments and Contingencies

The Company’s purchase commitments at December 30, 2012 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5.  Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on February 12, 2013, and has determined that no material subsequent events have occurred.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds.  Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility.  The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae” or “GNMA”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks.  The Company considers that this diversity also provides a measure of safety of principal.

The Company purchased 5,000 shares of Verizon for $178,200 in the quarter ended January 1, 2012.  The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales, and over $3,200,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  The fair value of the securities on December 30, 2012 was approximately $4,609,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000.  Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested.  The fund is carried at fair value on the last day of the reporting period.  At December 30, 2012, the value was approximately $3,528,000.

Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $2,576,000 at the end of the fiscal second quarter of 2013 compared to $6,196,000 at the end of fiscal 2012.   As noted below, short-term investments were used, along with cash on hand, to fund the dividends paid to shareholders during the quarter ended December 30, 2012.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the six-month period ended December 30, 2012, the Company expended approximately $414,000 for the purchase of building, entertainment and restaurant equipment.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month changes in the categories of Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including cash contribution to a benefit plan.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At December 30, 2012, league deposits of approximately $1,432,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended December 30, 2012 was $1,969,000 which, along with cash on hand and short-term investments, was sufficient to meet day-to-day cash needs and pay dividends.  In December 2012, after reviewing cash and other reserves, the economic climate, and possible changes to federal tax rates on dividends, the Board of Directors declared a special dividend of $.50 per share to be paid December 28, 2012.  Additionally, the Company declared a regular quarterly dividend of $.165 per share, usually paid in February, to be paid December 28, 2012.  Total cash dividends of approximately $4,276,000, or $.83 per share, were paid to shareholders during the quarter ended December 30, 2012, and the six months total was approximately $5,100,000 or $.99 per share.   The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows.  The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal year-to-date periods ended December 30, 2012, and January 1, 2012, and the dollar and percentage changes therein.

	Twenty-six weeks ended
	December 30, 2012 and January 1, 2012
	Dollars in thousands
	12/30/2012	01/01/2012	Change	% Change
Operating Revenues:
Bowling and other	$8,043	$8,402	$(359)	(4.3)%
Food, beverage & merchandise sales	3,349	3,524	(175)	(5.0)
	11,392	11,926	(534)	(4.5)
Operating Expenses:
Compensation & benefits	5,867	6,098	(231)	(3.8)
Cost of bowling & other	3,196	3,545	(349)	(9.8)
Cost of food, beverage & merch sales	1,002	1,049	(47)	.(4.5)
Depreciation & amortization	777	823	(46)	(5.6)
General & administrative	470	513	(43)	(8.4)
	11,312	12,028	(716)	(6.0)

Operating Income (loss)	80	(102)	182	178.4

Interest & dividend income	250	264	(14)	(5.3)

Earnings before taxes	330	162	168	103.7
Income taxes	115	57	58	101.8

Net Earnings	$215	$105	$110	107.8

Net earnings were $455,674 or $.09 per share for the thirteen-week period ended December 30, 2012, and $380,267 or $.07 per share for the thirteen weeks ended January 1, 2012.  For the current year and prior year twenty-six week periods net earnings were $214,681 or $.04 per share and $105,094, or $.02 per share, respectively. The prior year second quarter included New Year’s Eve and Day business, however the holiday will be reflected in the third quarter of fiscal 2013.  Management believes that the continuing uncertainty of an economic recovery and the consequences of federal tax and spending provisions are influencing the public’s view of discretionary spending.  The operating results for fiscal 2013 periods included in this report are not necessarily indicative of results to be expected for the year.

                Operating Revenues

Total operating revenues decreased $225,000 to $6,205,000 in the most recent quarter compared to a decrease of $50,000 to $6,430,000 in the three-month period ended January 1, 2012.  For the current fiscal six-month period operating revenues were down $534,000 versus a decrease of $204,000 in the comparable six-month period a year ago.  Bowling and other revenue declined $135,000 in the quarter and $359,000 year-to-date for the periods ended December 30, 2012.  Prior year comparable three and six month period revenues showed decreases of $50,000 and $159,000, respectively.

Food, beverage and merchandise sales were down $90,000 or 3.5% in the current year quarter and down $175,000 or 5% in the six-month period.  Cost of sales was down 3.2% and 4.5%, respectively, in the three month and six month periods ended December 30, 2012.

                Operating Expenses

Operating expenses were down $368,000 or 6% and $716,000 or 6% in the current three and six-month periods, respectively, versus decreases of  $229,000 or 4% and $307,000 or 3% each in the three and six month periods, respectively, last year.  Employee compensation and benefits for the three and six month periods were down $141,000 and $231,000, respectively, or 4.6% and 3.8% in the periods ended December 30, 2012, as the Company continued to make scheduling adjustments in response to customer traffic.  In addition, group health insurance costs decreased as a result of lower premiums, fewer participants and the end of costs incurred in establishing health savings accounts.  In the prior year comparable periods operating expenses were down $65,000 in the three month period and down $111,000 in the six-month period, or 2% each period respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $349,000 or 10% and $172,000 or 5% in the six-month periods ended December 30, 2012 and January 1, 2012, respectively. In the twenty-six weeks ended December 30, 2012, maintenance and repair costs were down $12,000 or 6% primarily the result of fewer building repairs.  In the prior year twenty-six week period costs were down $85,000 or 17%.  Advertising costs during the current year twenty-six week period were down $24,000  versus a decrease of $66,000 in the prior year comparable period, or 14% in each period due in part to the change in media used.  For the six month periods ended December 30, 2012 and January 1, 2012, respectively, utility costs were down $28,000 or 8% and down $32,000 or 4%.  Lower fuel costs and our efforts in energy management are primarily responsible for the decreases.  Supplies and services expenses were down 9% in the current year six-month period and down 3% in the six-month period in the prior year.  Changes in the timing of purchases and lower costs of some supplies are the primary reasons for the decreases.

Insurance expense excluding health insurance decreased 11% in the current year-to-date period versus an increase of 7% in last year’s comparable period when the Company made policy and coverage changes.

Depreciation and amortization expense was down 6% in the current six-month period and 5% in the prior year six-month period.

As a result of the above, the current six-month period of fiscal 2013 showed operating income of $80,000 compared to the prior year six-month period that showed an operating loss of $102,000.

                Interest and Dividend Income

Interest and dividend income decreased $14,000 in the fiscal 2013 six-month period and decreased $67,000 in the comparable 2012 year-to-date period, respectively. The current year decrease is a result of lower investment balances, lower interest rates and lower capital gains from the Ginnie Mae fund.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 30, 2012. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued February 12, 2013 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended December 30, 2012 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 12, 2013	By: /s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: February 12, 2013	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller