Form 10-Q
period 2013-03-31
BOWL AMERICA INC
filed 2013-05-14
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2013

COMMISSION FILE NUMBER: 0-7829

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

Shares Outstanding at
April 28, 2013
Class A Common Stock,
$.10 par value	3,736,954

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Operating Revenues:
Bowling and other	$5,523,397	$5,447,516	$13,566,115	$13,849,219
Food, beverage and merchandise sales	2,210,364	2,291,401	5,559,863	5,815,438
	7,733,761	7,738,917	19,125,978	19,664,657

Operating Expenses:
Employee compensation and benefits	2,972,933	3,089,348	8,839,577	9,187,596
Cost of bowling and other services	1,617,082	1,575,872	4,812,867	5,121,198
Cost of food, beverage and merchandise sales	597,196	599,917	1,599,746	1,648,712
Depreciation and amortization	364,028	378,134	1,141,143	1,200,535
General and administrative	237,088	237,399	707,214	750,707
	5,788,327	5,880,670	17,100,547	17,908,748

Operating Income	1,945,434	1,858,247	2,025,431	1,755,909
Interest and dividend income	98,030	126,710	348,314	390,742

Earnings before provision for income taxes	2,043,464	1,984,957	2,373,745	2,146,651
Provision for income taxes	715,200	694,800	830,800	751,400

Net Earnings	$1,328,264	$1,290,157	$1,542,945	$1,395,251

Earnings per share-basic & diluted	$.26	$.25	$.30	$.27

Weighted average shares outstanding	5,151,471	5,151,471	5,151,471	5,151,471

Dividends paid	$.00	$824,235	$5,099,957	$2,472,706

Per share, dividends paid, Class A	$.00	$.16	$.99	$.48

Per share, dividends paid, Class B	$.00	$.16	$.99	$.48

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 31, 2013 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Net Earnings	$1,328,264	$1,290,157	$1,542,945	$1,395,251
Other comprehensive earnings- net of tax
Unrealized gain (loss)on available-for-sale securities net of tax (benefit) of $174,133 and $24,023 for 13 weeks, and $88,511 and ($47,184) for 39 weeks	282,909	39,029	143,801	(76,657)

Comprehensive earnings	$1,611,173	$1,329,186	$1,686,746	$1,318,594

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 31, 2013 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
Condensed  Consolidated Balance Sheets
(Unaudited)

	As of
	March 31, 2013	July 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,499,396	$2,332,022
Short-term investments	948,724	3,863,721
Inventories	523,326	535,412
Prepaid expenses and other	627,752	613,891
Income taxes refundable	-	313,518
TOTAL CURRENT ASSETS	6,599,198	7,658,564
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $39,071,548 and $38,021,911	22,316,671	22,718,526
OTHER ASSETS:
Marketable securities	8,616,693	8,286,680
Cash surrender value-life insurance	619,624	619,624
Other	84,780	84,780
TOTAL OTHER ASSETS	9,321,097	8,991,084
TOTAL ASSETS	$38,236,966	$39,368,174

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$688,116	$722,380
Accrued expenses	885,133	1,004,221
Dividends payable	849,992	824,235
Income taxes payable	223,362	-
Other current liabilities	2,419,460	295,978
Current deferred income taxes	65,552	65,552
TOTAL CURRENT LIABILITIES	5,131,615	2,912,366
LONG-TERM DEFERRED COMPENSATION	44,217	44,217
NONCURRENT DEFERRED INCOME TAXES	2,814,948	2,726,437
TOTAL LIABILITIES	7,990,780	5,683,020

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares	-	-
Class A issued and outstanding 3,736,954 and 3,683,009	373,695	368,301
Class B issued and outstanding 1,414,517 and 1,468,462	141,452	146,846
Additional paid-in capital	7,727,264	7,727,264
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,682,619	2,538,818
Retained earnings	19,321,156	22,903,925
TOTAL STOCKHOLDERS' EQUITY	30,246,186	33,685,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,236,966	$39,368,174

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	March 31, 2013	April 1, 2012
Cash Flows From Operating Activities
Net earnings	$1,542,945	$1,395,251
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,141,143	1,200,535
Changes in assets and liabilities
Decrease (increase) in inventories	12,086	(18,128)
(Increase) decrease in prepaid & other	(13,861)	86,405
Decrease in income taxes refundable	313,518	275,847
Decrease in other long-term assets	-	1,000
Decrease in accounts payable	(34,264)	(39,114)
Decrease in accrued expenses	(119,088)	(321,532)
Increase in income taxes payable	223,362	101,512
Increase in other current liabilities	2,123,482	2,032,736
Net cash provided by operating activities	5,189,323	4,714,512

Cash Flows From Investing Activities
Expenditures for land, building and equip	(739,288)	(1,492,348)
Net sales & maturities of short-term investments	2,914,997	1,634,096
Purchases of marketable securities	(97,701)	(309,663)
Net cash provided by (used in) Investing activities	2,078,008	(167,915)

Cash Flows From Financing Activities
Payment of cash dividends	(5,099,957)	(2,472,706)

Net cash used in financing activities	(5,099,957)	(2,472,706)

Net Increase in Cash and Equivalents	2,167,374	2,073,891

Cash and Equivalents, Beginning of period	2,332,022	2,361,846

Cash and Equivalents, End of period	$4,499,396	$4,435,737

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$293,920	$256,041

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirty-nine Weeks Ended
March 31, 2013
(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of July 1, 2012 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

2.  Investments

The Company’s investments are categorized as available-for-sale.  Short-term investments consist of certificates of deposits with maturities of generally three months to one year.  Equity securities consist primarily of telecommunications stocks.  Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae).  The fair value of the Company’s investments at March 31, 2013 and July 1, 2012 were as follows:

March 31, 2013 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$948,724	$948,724	$-
Equity securities	$5,085,086	$888,998	$4,196,088
Mutual fund	$3,531,607	$3,393,902	$137,705

July 1, 2012 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$3,863,721	$3,863,721	$-
Equity securities	$4,788,498	$888,998	$3,899,500
Mutual fund	$3,498,182	$3,296,201	$201,981

The fair values of the Company’s investments were determined as follows:

March 31, 2013 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$948,724	$-
Equity securities	5,085,086	-	-
Mutual fund	3,531,607	-	-

Total	$8,616,693	$948,724	$-

July 1, 2012 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$3,863,721	$-
Equity securities	4,788,498	-	-
Mutual fund	3,498,182	-	-

Total	$8,286,680	$3,863,721	$-

The shares of common stocks included in the portfolio as of March 31, 2013 were:

82,112	shares of AT&T
354	shares of Fairpoint Communications
939	shares of Supermedia
774	shares of NCR
774	shares of Teradata
11,865	shares of Vodafone
2,520	shares of Manulife
4,398	shares of CenturyLink
4,508	shares of Frontier Communications
475	shares of LSI
40,000	shares of Sprint
23,784	shares of Verizon
4,079	shares of Windstream

The mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund.

3.  Commitments and Contingencies

The Company’s purchase commitments at March 31, 2013 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5.  New Accounting Pronouncements

Comprehensive Income. In February 2013, the Financial Accounting Standards Board issued guidance to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance amends the presentation of changes in accumulated other comprehensive income and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. This guidance is effective prospectively for fiscal years beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

6.  Conversion of Shares of Class B Common Stock

During the quarter ended March 31, 2013,  53,945 shares of Bowl America Class B Common Stock were converted into 53,945 shares of Bowl America Class A Common Stock, increasing the total number of outstanding Class A shares to 3,736,954 and decreasing the total number of Class B outstanding shares to 1,414,517 as of March 31, 2013.  Class B shares, which have the right to 10 votes per share, are not traded on any exchange and can be converted into Class A shares at any time.  Class A shares cannot be converted into Class B shares.

7.  Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on May 14, 2013, and has determined that no material subsequent events have occurred.

8.  Reclassifications

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

The Company purchased 5,000 shares of Verizon for $178,200 in the quarter ended January 1, 2012.  The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized.  While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales, and over $3,200,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income.  The fair value of the securities on March 31, 2013 was approximately $5,085,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000.  Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested.  The fund is carried at fair value on the last day of the reporting period.  At March 31, 2013, the value was approximately $3,532,000.

Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $5,448,000 at the end of the fiscal third quarter of 2013 compared to $6,196,000 at the end of fiscal 2012.   As noted below, short-term investments were used, along with cash on hand, to fund the dividends paid to shareholders during the quarter ended December 30, 2012.

The Company’s position in all the above investments is a source of expansion capital.  Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion.  The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the nine-month period ended March 31, 2013, the Company expended approximately $739,000 for the purchase of building, entertainment and restaurant equipment.  The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season.  These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter.  At March 31, 2013, league deposits of approximately $2,123,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended March 31, 2013 was $5,189,000 which, along with cash on hand and short-term investments, was sufficient to meet day-to-day cash needs and pay dividends. In December 2012, after reviewing cash and other reserves, the economic climate, and possible changes to federal tax rates on dividends, the Board of Directors declared a special dividend of $.50 per share paid December 28, 2012. Additionally, the Company declared a regular quarterly dividend of $.165 per share, usually paid in February, paid December 28, 2012. Total cash dividends of approximately $4,276,000, or $.83 per share, were paid to shareholders during the quarter ended December 30, 2012, and the nine months total was approximately $5,100,000 or $.99 per share. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal year-to-date periods ended March 31, 2013, and April 1, 2012, and the dollar and percentage changes therein.

	Thirty-nine weeks ended March 31, 2013 and April 1, 2012
	Dollars in thousands
	03/31/2013	04/01/2012	Change	% Change
Operating Revenues:
Bowling and other	$13,566	$13,849	$(283)	(2.0)%
Food, beverage & merchandise sales	5,560	5,816	(256)	(4.4)
	19,126	19,665	(539)	(2.7)
Operating Expenses:
Compensation & benefits	8,839	9,188	(349)	(3.8)
Cost of bowling & other	4,813	5,121	(308)	(6.0)
Cost of food, beverage & merch sales	1,600	1,649	(49)	(3.0)
Depreciation & amortization	1,141	1,200	(59)	(4.9)
General & administrative	707	751	(44)	(5.9)
	17,100	17,909	(809)	(4.5)

Operating income	2,026	1,756	270	15.4

Interest & dividend income	348	391	(43)	(11.0)

Earnings before taxes	2,374	2,147	227	10.6
Income taxes	831	752	79	10.5

Net Earnings	$1,543	$1,395	$148	10.6

Net earnings were $1,328,264 or $.26 per share for the quarter ended March 31, 2013 and $1,290,157 or $.25 per share for the quarter ended April 1, 2012.  Thirty-nine weeks year-to-date net earnings were $1,542,945 or $.30 per share and $1,395,251 or $.27 per share for the current and prior year periods, respectively.

The current year quarter included both the New Year’s holiday and Spring Break week in the Metropolitan Washington, DC area.  Spring Break week occurred in the fourth quarter last year.  Management believes that the federal government’s sequestration policies are a source of unease with our customers and potential customers, especially in the Northern market area.  Although the economic conditions appear to be more positive, management believes people remain hesitant to spend discretionary dollars.  The operating results for fiscal 2013 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues in the most recent quarter decreased $5,000 to $7,734,000 compared to a decrease of $536,000 to $7,739,000 in the three-month period ended April 1, 2012.  For the current fiscal nine-month period operating revenues were down $539,000 to $19,126,000 versus a decrease of $740,000 to $19,665,000 in the comparable nine-month period a year ago.  Management believes that the current year declines are partially attributable to customers concerns about discretionary spending as stated above.

Food, beverage and merchandise sales were down approximately $81,000 and $256,000 or 4% in both the current year quarter and nine-month periods, respectively.  The comparable prior year periods showed decreases of $111,000 and $155,000 or 5% and 3%, respectively.  Cost of sales were flat in the current year quarter and decreased 3% in the current year to date period.

Operating Expenses

Operating expenses were down $92,000 and $809,000 or 2% and 5% in the current three and nine-month periods, respectively.  Expenses in the same category last year were down $504,000 for the three-month period and down $811,000 for the nine-month period. Employee compensation and benefits were down approximately $116,000 in the current year three-month period and $348,000 in the nine-month period or 4% in each period, partially a result of lower costs due to changes in group health insurance and in scheduling adjustments.  In the prior year comparable periods the category was down 2% and 3% in each period or $83,000 and $194,000, respectively.  Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $41,000 or 3% in the quarter and decreased $308,000 or 6% in the nine-month periods, respectively. In the thirteen weeks ended March 31, 2013, maintenance and repair costs were down $27,000 or 14% compared to the prior year similar period.  For the nine-month period maintenance costs were down $79,000 or 13%.  Advertising costs for the nine-month current year period decreased $114,000 or 24% versus a decrease of $227,000 or 32% in the prior year comparable period.  In the nine month periods ended March 31, 2013 and April 1, 2012, respectively, utility costs were down 6% and 1%.  In the current year period, lower electric rates in our northern market and continued energy management helped offset higher natural gas billings.  Supplies and services expenses were up 5% and down 3% in the current and prior three-month periods, respectively, in part due to purchase patterns in both years.

Insurance expense excluding health insurance declined 1% in the current year-to-date period as markets harden.  In the prior year comparable period insurance expense declined 13%.

Depreciation and amortization expense was down 5% in the current year nine-month period and 8% in the prior year comparable period.

As a result of the above, the current thirty-nine week period of fiscal 2013 showed operating income of $2,026,000, an increase of approximately $270,000 from the prior year comparable period operating income of $1,756,000.

Interest and Dividend Income

Interest and dividend income decreased approximately $43,000 in the fiscal 2013 year-to-date period versus a decrease of $56,000 in the fiscal 2012 year-to-date period.  The decrease in the current year period is due to lower balances, lower interest rates and lower capital gains received from the Ginnie Mae fund.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 31, 2013. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES
S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 14, 2013 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

101	Interactive data files for the thirteen weeks ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language)

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 14, 2013	By:	/s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: May 14, 2013	By:	/s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller