Form 10-K
period 2013-06-30
BOWL AMERICA INC
filed 2013-09-26
CIK 13573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013                        Commission file Number 1-7829

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES [ ] NO [X]

As of December 28, 2012, which was the last business day of the registrant's most recently completed second quarter, 3,683,009 Class A common shares were outstanding, and the aggregate market value of the Class A common shares (based upon the closing price of these shares on the NYSE MKT of Bowl America Incorporated held by non-affiliates of the registrant was approximately $33 million. As of that date 1,468,462 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If the Class B shares were converted to Class A shares as of December 28, 2012, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $39 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at
September 15, 2013
Class A Common Stock
$.10 par value	3,746,454

Class B Common Stock
$.10 par value	1,414,517

 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 30, 2013, are incorporated by reference into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), financial statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

INDEX TO FISCAL 2013 10-K FILING

PART I

PART I

ITEM 1. BUSINESS

         (a) General Development of Business

         Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end fiscal year 2013, the Company and its wholly-owned subsidiaries operated 18 bowling centers. Bowl America Winter Park located in metropolitan Orlando, Florida, operating with a negative cash flow, was sold for $2,850,000 on May 30, 2013.

         (b) Financial Information about Industry Segments

         The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2013, the Company had operating revenues from continuing operations of approximately $23.9 million, and approximately $37 million in total assets. Merchandise sales, including food and beverages, were approximately 29% of operating revenues. The balance of operating revenues (approximately 71%) represents fees for bowling and related services. Earnings per share for fiscal 2013 were $0.61, including $0.32 cents per share from the after tax gain on the sale and discontinued operation of the Bowl America Winter Park location of $1,669,449.

         (c) Narrative Description of Business

         As of September 1, 2013 the Registrant and its subsidiaries operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 726 lanes.

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

         The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the markets in which it operates. The principal method of competition is the quality of service furnished to the Company's customers. Its primary competitors are Brunswick Corporation, a large bowling equipment manufacturer, and Bowlmor AMF.

         Compliance with federal, state and local environmental protection laws has not materially affected the Company.

         The number of persons employed by the Company and its subsidiaries is approximately 500 including approximately 250 full time employees.

         (d) Financial Information about Geographic Areas

         The Company has no foreign operations.

ITEM 2. PROPERTIES

         The Company owns its general offices which are located at 6446 Edsall Road, Alexandria, Virginia 22312.

         Two of the Company's bowling centers are located in leased premises, and the remaining sixteen centers are owned by the Company. As of August 2, 2013, the Company's leases expire from 2014 through 2019. The specific locations of the bowling centers are discussed under Item 1(c).

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

         The principal market on which the Company's Class A Common Stock is traded is the NYSE MKT. The

Company's Class B Common Stock is not listed on any exchange and is not traded. Each share of Class B Common Stock can be converted to one share of Class A Common Stock at any time.

         The table below presents the high and low sales price of the Company's Class A Common Stock in each quarter of fiscal years 2013 and 2012.

2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$13.50	$13.24	$13.61	$13.25
Low	$11.84	$11.60	$12.00	$12.32

2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$13.50	$13.33	$14.85	$13.81
Low	$12.07	$12.09	$12.49	$12.50

Holders

      As of June 30, 2013, the approximate number of holders of record of the Company's Class A Common Stock was 312 and of the Company's Class B Common Stock was 23.

 Cash Dividends

      The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2013 and 2012.

Class A Common Stock
Quarter	2013	2012

First	16 cents	16 cents
Second	83 cents	16 cents
Third	0 cents	16 cents
Fourth	16.5 cents	16 cents

Class B Common Stock
Quarter	2013	2012

First	16 cents	16 cents
Second	83 cents	16 cents
Third	0 cents	16 cents
Fourth	16.5 cents	16 cents

         The Board of Directors decides the amount and timing of any dividend at its quarterly meetings based on its appraisal of the state of the business, the economic climate and estimate of future opportunities at such time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

         (a) Management’s Annual Report on Internal Control Over Financial Reporting

         In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K, the report of management on the Company’s internal control over financial reporting is set forth in Exhibit 99(d) in this Annual Report on Form 10-K and is included herein by reference.

         (b) Changes in Internal Control Over Financial Reporting

         There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

         (a) Financial Statements

               The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Report of Independent Registered Public Accounting Firm

               Consolidated balance sheets as of June 30, 2013 and July 1, 2012

               Consolidated statements of earnings and comprehensive earnings - years ended June 30, 2013 and July 1, 2012

               Consolidated statements of stockholders' equity - years ended June 30, 2013 and July 1, 2012

               Consolidated statements of cash flows - years ended June 30, 2013 and July 1, 2012

               Notes to the consolidated financial statements - years ended June 30, 2013 and July 1, 2012

         (b) Exhibits:

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

               10.1     Amended Employment Agreement, dated as of June 18, 2013, between the Company and Leslie H. Goldberg (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 19, 2013).

               10.2     Amended Employment Agreement, dated as of October 19, 2012, between the Company and Cheryl A. Dragoo (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2012).

               20 Press release dated September 26, 2013

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

BOWL AMERICA INCORPORATED

/s/ Leslie H. Goldberg

Leslie H. Goldberg

President

Chief Executive and Operating Officer

Date: September 26, 2013

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Financial Officer,

Senior Vice President

Principal Financial and Accounting Officer

Date: September 26, 2013

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg
Leslie H. Goldberg
President, Principal Executive
& Operating Officer and Director

Date: September 26, 2013

/s/ Ruth Macklin	/s/ Cheryl A. Dragoo
Ruth Macklin	Cheryl A Dragoo
Senior Vice President, Secretary,	Senior Vice President, Principal Financial
Treasurer and Director	& Accounting Officer and Director

Date: September 26, 2013	Date: September 26, 2013

/s/ Warren T. Braham	/s/ Stanley H. Katzman
Warren T. Braham	Stanley H. Katzman
Director	Director

Date: September 26, 2013	Date: September 26, 2013

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: September 26, 2013	Date: September 26, 2013

/s/ Arthur H. Bill
Arthur H. Bill
Director

Date: September 26, 2013

Exhibit 99(d) Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K, the annual report of management of the Company on the Company’s internal control over financial reporting.

1. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in a process designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of June 30, 2013, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

     The Company sold its Winter Park, Florida center, which had been operating with a negative cash flow, for $2,850,000 in May 2013. The gain on the sale, which included the land, building and equipment, was $2,768,000.

    The Company purchased 5,000 shares of Verizon for $178,200 during the fiscal year ended July 1, 2012. The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales and over $3,400,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on June 30, 2013 was approximately $5.0 million. The value of securities held at July 1, 2012 was approximately $4.8 million.

     The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested. The fund is carried at fair value on the last day of the reporting period. At June 30, 2013, the value was approximately $3,431,000.

     Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $4,388,000 at the end of fiscal 2013 compared to $6,196,000 at the end of fiscal 2012. As noted below, short-term investments were used, along with cash on hand, to fund the dividends paid to shareholders during the quarter ended December 30, 2012.

    The Company's position in all the above investments is a source of expansion capital. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings. The Company has made no application for third party funding as cash and cash flows are currently sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

     Cash flow provided by operating activities for the year ended June 30, 2013, was $2,207,000. Equipment purchases during fiscal year 2013 used approximately $770,000. Proceeds from Ginnie Mae dividends totaling approximately $117,500 in fiscal year 2013 were used to purchase additional shares in the fund. Short-term cash was used to meet the balance of $5,950,000 required to pay regular dividends totaling $.655 per share during the fiscal year and a special dividend of $.50 per share, paid in December 2012.

    The change in Accrued Expenses generally relates to timing of payments including compensation and cash contributions to benefit plans.

    The Company paid cash dividends totaling approximately $5.9 million, or $1.155 per share, to shareholders during the 2013 fiscal year, making this the forty-first consecutive year of increased regular dividends per share. In June 2013, the Company declared a quarterly $.165 per share dividend, paid in August 2013. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of opportunities at such time.

OVERVIEW

    The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims. Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive. Bowling has those advantages. However, the longer the economy remains unstable, the less willing people are to spend on other than necessities. Current economic conditions continue to create challenges, but our response is helped by having the resources to be able to promote the sport. Weather is also a factor, especially for casual bowlers. While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered. Mild winter weather in fiscal years 2013 and 2012 caused few cancellations.

RESULTS OF OPERATIONS

    The following table sets forth the items in our consolidated summary of operations for the fiscal years ended June 30, 2013 and July 1, 2012, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended
	June 30, 2013 and July 1, 2012
	Dollars in thousands
	2013	2012	Change	% Change
Operating Revenues:
Bowling and other	$16,914	$17,142	$(228)	(1.3)%
Food, beverage & merchandise sales	6,943	7,201	(258)	(3.6)
	23,857	24,343	(486)	(2.0)
Operating Expenses:
Compensation & benefits	11,631	11,818	(187)	(1.6)
Cost of bowling & other	6,096	6,463	(367)	(5.7)
Cost of food, beverage & merch sales	2,021	2,073	(52)	(2.5)
Depreciation & amortization	1,422	1,457	(35)	(2.4)
General & administrative	926	932	(6)	(.6)
	22,096	22,743	(647)	(2.8)
Gain on sales of assets	1	26	(25)	(96.1)
Operating income from continuing operations	1,762	1,626	136	8.4
Interest & dividend income	435	500	(65)	13.0
Earnings from continuing operations before taxes	2,197	2,126	71	3.4
Income taxes	711	627	84	13.5
Earnings from continuing operations	1,486	1,499	(13)	(.9)
Gain (loss) from discontinued operations net of tax	1,669	(74)	1,743	2355.4
Net Earnings	$3,155	$1,425	$1,730	121.4

As noted above, the Bowl America Winter Park location was sold in May 2013, and its operations for the periods of fiscal 2013 and 2012 have been shown separately under Gain (loss) from discontinued operations, net of tax. The information included in Operating Revenues and Operating Expenses below relates to the eighteen centers that were in operation for the fiscal years ended 2013 and 2012. Fiscal 2013 and fiscal 2012 each consisted of 52 weeks.

Operating Revenues

   Total operating revenue decreased 2.0% or $486,000 to $23.9 million in fiscal 2013 compared to a decrease of 6.9% or $1,811,000 to $24.3 million in fiscal 2012. Bowling and other revenue decreased $228,000 in fiscal 2013 versus a decrease of $1,348,000 in fiscal 2012. Food, beverage and merchandise sales decreased $258,000 in fiscal 2013 versus a decrease of $464,000 in fiscal 2012.

Management believes that the length and uncertainty of the economic recovery has adversely affected customers’ appetites for recreational spending for both league and open play games. The Company continues to review and adjust its budget in light of the current economic conditions.

Operating Expenses

    As discussed in more detail below, total operating expenses decreased 2.8%, or $647,000, in fiscal year 2013 versus a decrease of 6.2%, or $1,493,000 in fiscal 2012. Costs for employee compensation and benefits were down 1.6% or $187,000 in fiscal 2013 versus a decrease of 4.2% or $516,000 in fiscal 2012. The Company continued to make scheduling adjustments resulting in a decrease in compensation. In addition, group health insurance costs declined primarily due to lower premiums and fewer participants. This category includes contributions to our two benefit plans, both of which are defined contribution plans. The contribution, which can only be made from profits, increased for fiscal year 2013 by $147,500. There is no additional obligation beyond the current year contribution.

    Cost of bowling and other services decreased $367,000 or 5.7% in the year ended June 30, 2013 versus a decrease of $751,000 or 10.4% in the prior fiscal year. Maintenance expense declined 8% or $65,000 in fiscal year 2013 and was down 17% or $167,000 in the prior year. Both years included interior updating at several locations. Supplies expense was flat in fiscal 2013 versus a decrease of 5% or $49,000 in fiscal 2012. Advertising costs decreased $164,000, or 27%, in fiscal 2013 and decreased $343,000 or 36% in fiscal 2012. Utility costs decreased 6% in fiscal 2013 versus a decrease of 1% in fiscal 2012. Energy management and lower electric costs were primarily responsible for the decrease in fiscal year 2013. Fiscal 2012 included one of the warmest winters on record which resulted in lower natural gas prices and usage.

    Cost of food, beverage and merchandise sales decreased $52,000 or 3% in fiscal 2013 and $116,000 or 5% in fiscal 2012, primarily due to lower food and beverage sales.

    Depreciation expenses decreased approximately $35,000 or 2% and $77,000 or 5% in fiscal year 2013 and 2012 respectively.

    Operating income from continuing operations increased 8.4% or $136,000 to $1.8 million in fiscal year 2013 from $1.6 million in fiscal 2012.

Interest and Dividend Income

    Interest and dividend income declined 13% in fiscal 2013 and 14% in fiscal 2012 due to lower balances and lower average interest rates on investments. Dividend income was up slightly in fiscal 2013 versus an increase of 10% in fiscal year 2012, the first year of dividends on the purchase of additional Verizon shares.

Income taxes

    Effective income tax rates on continuing operations for the Company were 32.4% for fiscal 2013 and 29.5% for fiscal 2012, the difference from statutory rates being in part for the partial exclusion of dividends received on investments which, in fiscal 2012, was a higher portion of income than in prior years.

Net Earnings

    Net earnings from continuing operations in both fiscal 2013 and 2012 were $1.5 million, or $.29 per share.

Gain (loss) from discontinued operations – net of tax

     Income from discontinued operations, net of tax in fiscal year 2013 includes the $2,768,000 gain on the sale of our Winter Park, Florida location. Fiscal year 2012 includes the operating loss net of tax on that location.

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

    We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount. There were no impairment losses recorded in fiscal 2013 or 2012.

 805 King Farm Boulevard

Rockville, Maryland 20850

Phone 301.231.6200

Fax 301.231.7630

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bowl America Incorporated

Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of June 30, 2013 and July 1, 2012, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years then ended. Bowl America Incorporated and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of June 30, 2013 and July 1, 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Aronson, LLC

Aronson, LLC

Rockville, Maryland

September 26, 2013

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	June 30,	July 1,	July 3,	June 27,	June 28,
	2013	2012	2011	2010	2009
Operating revenues	$23,857,281	$24,343,024	$26,154,437	$26,736,430	$29,351,611
Operating expenses	22,095,866	22,742,905	24,235,601	24,305,530	25,192,583
Gain (loss) on sale of land, building and equipment	980	25,924	14,187	41,427	(1,375)
Interest and dividend income	435,141	499,873	579,960	529,845	679,287
Earnings from continuing operations before provision for income taxes	2,197,536	2,125,916	2,512,983	3,002,172	4,836,940
Provision for income taxes	711,763	626,677	866,619	1,062,926	1,688,560
Earnings from continuing operations	$1,485,773	$1,499,239	$1,646,364	$1,939,246	$3,148,380
Gain (loss) from discontinued operations - net of tax	1,669,449	(74,398)	(89,435)	(88,534)	(91,098)
Net Earnings	$3,155,222	$1,424,841	$1,556,929	$1,850,712	$3,057,282

Weighted average shares outstanding- Basic & Diluted	5,151,784	5,151,471	5,147,117	5,141,102	5,133,375

Earnings per share-Basic & diluted
Continuing operations	$.29	$.29	$.32	$.38	$.62
Discontinued operations	.32	(.01)	(.02)	(.02)	(.02)
Net earnings per share-Basic & diluted	$.61	$.28	$.30	$.36	$.60

Net cash provided by operating activities	$2,206,533	$2,769,286	$3,529,193	$2,944,882	$6,502,922

Cash dividends paid	$5,949,951	$3,296,942	$3,242,593	$3,187,444	$3,105,700
Cash dividends paid Per share - Class A	$1.155	$0.64	$0.63	$0.62	$0.605
- Class B	$1.155	$0.64	$0.63	$0.62	$0.605

Total assets	$36,725,050	$39,368,174	$40,917,762	$41,410,343	$42,966,669

Stockholders' equity	$31,031,801	$33,685,154	$35,301,391	$36,403,807	$37,579,197

Net book value per share	$6.01	$6.54	$6.85	$7.07	$7.31

Net earnings as a % of beginning stock holders' equity	9.4%	4.0%	4.3%	4.9%	8.0%

Lanes in operation	726	756	756	756	756
Centers in operation	18	19	19	19	19

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	July 1,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$3,437,780	$2,332,022
Short-term investments (Note 3)	949,815	3,863,721
Inventories	519,179	535,412
Prepaid expenses and other	563,591	613,891
Income taxes refundable	58,129	313,518
Current deferred income taxes (Note 7)	6,658	-
TOTAL CURRENT ASSETS	5,535,152	7,658,564
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	21,979,489	22,718,526
OTHER ASSETS:
Marketable investment securities (Note 3)	8,477,227	8,286,680
Cash surrender value-life insurance	648,717	619,624
Other	84,465	84,780
TOTAL OTHER ASSETS	9,210,409	8,991,084
TOTAL ASSETS	$36,725,050	$39,368,174

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$694,454	$722,380
Accrued expenses	1,045,645	1,004,221
Dividends payable	851,561	824,235
Other current liabilities	311,284	295,978
Income taxes payable	151,227	-
Current deferred income taxes (Note 7)	-	65,552
TOTAL CURRENT LIABILITIES	3,054,171	2,912,366
LONG-TERM DEFERRED COMPENSATION	39,194	44,217
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,599,884	2,726,437
TOTAL LIABILITIES	5,693,249	5,683,020

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454 and 3,683,009	374,645	368,301
Class B issued and outstanding 1,414,517 and 1,468,462	141,452	146,846
Additional paid-in capital	7,849,814	7,727,264
Accumulated other comprehensive earnings-Unrealized gain on available-for-sale securities, net of tax	2,584,020	2,538,818
Retained earnings	20,081,870	22,903,925
TOTAL STOCKHOLDERS' EQUITY	31,031,801	33,685,154

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$36,725,050	$39,368,174

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	June 30,	July 1,
	2013	2012
Operating Revenues:
Bowling and other	$16,914,493	$17,142,379
Food, beverage and merchandise sales	6,942,788	7,200,645
Total Operating Revenue	23,857,281	24,343,024

Operating Expenses:
Employee compensation and benefits	11,630,598	11,818,059
Cost of bowling and other services	6,096,111	6,463,229
Cost of food, beverage and merchandise sales	2,021,532	2,072,997
Depreciation and amortization	1,421,616	1,456,509
General and administrative	926,009	932,111
Total Operating Expense	22,095,866	22,742,905
Gain on sale of land, buildings and equipment	980	25,924
Operating Income	1,762,395	1,626,043
Interest and dividend income	435,141	499,873

Earnings from continuing operations before provision for income taxes	2,197,536	2,125,916
Provision for income taxes from continuing Operations (Note 7)
Current	888,027	547,193
Deferred	(176,264)	79,484
	711,763	626,677
Earnings from continuing operations	$1,485,773	$1,499,239
Gain (loss) from discontinued operations, net of tax (Note 10)	1,669,449	(74,398)
Net Earnings	$3,155,222	$1,424,841
Earnings per share-basic & diluted
Continuing operations	$.29	$.29
Discontinued operations	.32	(.01)
Net Earnings	$.61	$.28

Weighted average shares outstanding	5,151,784	5,151,471

Dividends paid	$5,949,951	$3,296,942

Per share, dividends paid, Class A	$1.155	$.64

Per share, dividends paid, Class B	$1.155	$.64

Net Earnings	$3,155,222	$1,424,841
Other comprehensive earnings- net of tax
Unrealized gain on available-for–sale securities net of tax of $27,800 and $157,484	45,202	255,864
Comprehensive earnings	$3,200,424	$1,680,705

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 3, 2011	3,683,009	$368,301	1,468,462	$146,846	$7,727,264	$2,282,954	$24,776,026
Cash dividends paid	-	-	-	-	-	-	(2,472,707)
Accrued dividends declared June 19, 2012 payable August 22, 2012	-	-	-	-	-	-	(824,235)
Change in unrealized gain on available-for-sale securities (shown net of tax benefit)	-	-	-	-	-	255,864	-
Net earnings for the year	-	-	-	-	-	-	1,424,841
Balance, July 1, 2012	3,683,009	$368,301	1,468,462	$146,846	$7,727,264	$2,538,818	$22,903,925
Conversion of shares - Class B to Class A	53,945	5,394	(53,945)	(5,394)	-	-	-
Cash dividends paid	-	-	-	-	-	-	(5,125,716)
Shares issued for ESOP	9,500	950	-	-	122,550	-	-
Accrued dividends declared June 18, 2013, payable August 7, 2013	-	-	-	-	-	-	(851,561)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	45,202	-
Net earnings for the year	-	-	-	-	-	-	3,155,222
Balance, June 30, 2013	3,746,454	$374,645	1,414,517	$141,452	$7,849,814	$2,584,020	$20,081,870

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	July 1,
	2013	2012
Cash Flows From Operating Activities
Net earnings	$3,155,222	$1,424,841
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	1,426,175	1,465,149
(Decrease) increase in deferred income tax	(226,563)	79,485
Gain on disposition of assets-net	(2,769,046)	(25,924)
Stock issuance – ESOP plan	123,500	-
Changes in assets and liabilities
Decrease (increase) in inventories	16,233	(55,094)
Decrease in prepaid and other	50,300	87,820
Decrease (increase) in income taxes refundable	255,389	(37,671)
Increase in income taxes payable	151,227	-
Decrease in other long-term assets	315	1,000
(Decrease) increase in accounts payable	(27,926)	55,596
Increase (decrease) in accrued expenses	41,424	(220,016)
Increase (decrease) in other current liabilities	15,306	(6,416)
(Decrease) increase in long-term deferred compensation	(5,023)	516

Net cash provided by operating activities	2,206,533	2,769,286

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(770,342)	(1,608,587)
Sale of assets	2,852,250	32,150
Net sales and maturities of short-term investments	2,913,906	2,434,101
Purchases of marketable securities	(117,545)	(335,000)
Increase in cash surrender value	(29,093)	(24,832)

Net cash provided by investing activities	4,849,176	497,832

Cash Flows From Financing Activities
Payment of cash dividends	(5,949,951)	(3,296,942)

Net cash used in financing activities	(5,949,951)	(3,296,942)

Net Increase (decrease) in Cash and Equivalents	1,105,758	(29,824)

Cash and Equivalents, Beginning of period	2,332,022	2,361,846

Cash and Equivalents, End of period	$3,437,780	$2,332,022

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$1,555,930	$548,430

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

    Bowl America Incorporated is engaged in the operation of 18 bowling centers, with food and beverage service in each center. Ten centers are located in metropolitan Washington D.C., one center in metropolitan Baltimore, Maryland, four centers in metropolitan Richmond, Virginia, and three centers in metropolitan Jacksonville, Florida. These 18 centers contain a total of 726 lanes. The Company operates in one segment.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiary corporations. All significant inter-company items have been eliminated in the consolidated financial statements.

Fiscal Year

    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2013 ended June 30, 2013, and fiscal year 2012 ended July 1, 2012. Both years consisted of 52 weeks.

Subsequent Events

    The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 26, 2013.

    In August 2013, the Company exercised its option to extend the lease for one location for a five year period such that the lease now expires in 2019.

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

Bowling lanes and equipment (in years)	3	-	10
Building and building improvements (in years)	10	-	39
Leasehold improvements (in years)	5	-	15
Amusement games (in years)	3	-	5

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

Advertising Expense

    It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending June 30, 2013, and July 1, 2012, were $449,710 and $616,148, respectively.

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

Earnings Per Share

    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,151,784, and 5,151,471, for fiscal years 2013 and 2012, respectively.

Comprehensive Earnings

    A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for the years ended June 30, 2013 and July 1, 2012.

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

Other Current Liabilities

    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At June 30, 2013 and July 1, 2012 other current liabilities included $289,521 and $287,273, respectively, in prize fund monies.

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

2. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consisted of the following:

	June 30, 2013	July 1, 2012

Demand deposits and cash on hand	$2,216,729	$1,486,497
Money market funds	1,221,051	845,525
	$3,437,780	$2,332,022

 The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS

     The Company’s marketable securities are categorized as available-for-sale securities. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are based on the quoted market price for those securities. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. At June 30, 2013, the fair value of short-term investments was $949,815. At July 1, 2012, the fair value of short-term investments was $3,863,721. Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

   As of June 30, 2013, the Company had $16,925 of gross unrealized gains from its investments in federal agency mortgage backed securities which had a fair value of $3,430,670. As of July 1, 2012, $201,981 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $3,498,182. The Company’s investments were was follows:

	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2013
Equity securities	$888,998	$4,159,182	$(1,623)	$5,046,557

Mutual fund	3,413,745	16,925	-	3,430,670

Certificates of deposits	949,815	-	-	949,815

July 1, 2012
Equity securities	$888,998	$3,904,987	$(5,487)	$4,788,498

Mutual fund	3,296,201	201,981	-	3,498,182

Certificates of deposits	3,863,721	-	-	3,863,721

    During fiscal 2013 and fiscal 2012, the Company had certain equity securities with cumulative unrealized losses of $1,623 and $5,487 respectively. Management believes the unrealized losses are temporary and the Company has the ability and intent to hold these securities long enough to recover its investment.

	Less than 12 months		12 Months or greater		Total
June 30, 2013	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$-	$-	$3,392	$(1,623)	$3,392	$(1,623)

	Less than 12 months		12 Months or greater		Total
July 1, 2012	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$-	$-	$5,373	$(5,487)	$5,373	$(5,487)

  The equity securities portfolio includes the following stocks:

82,112	shares of AT&T
4,508	shares of Frontier Communications
412	shares of DexMedia
40,000	shares of Sprint Nextel
11,865	shares of Vodafone
2,520	shares of Manulife
4,398	shares of CenturyLink
774	shares of Teradata
475	shares of LSI
23,784	shares of Verizon
4,079	shares of Windstream
774	shares of NCR

     There were no sales or exchanges of holdings in the years ended June 30, 2013 and July 1, 2012 other than the exchange of the Company’s shares of SuperMedia for shares of DexMedia as a result of the merger on April 30, 2013. The Company purchased 5,000 shares of Verizon during fiscal 2012.

     As stated in Note 1, the Company records its readily marketable debt and equity securities at fair value. These assets are valued in accordance with a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value of these assets as of June 30, 2013 is as follows:

Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized gains/(losses) for the Year Ended June 30, 2013	Cumulative Unrealized gains/(losses) as of June 30, 2013

Equity securities	$5,046,557	$-	$-	$258,058	$4,157,559

Mutual fund	3,430,670	-	-	(185,056)	16,925

Certificates of deposits	-	949,815	-	-	-
TOTAL	$8,477,227	$949,815	-	$73,002	$4,174,484

The fair value of these assets as of July 1, 2012 was as follows:

Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Unrealized gains/(losses) for the Year Ended July 1, 2012	Cumulative Unrealized gains/(losses) as of July 1, 2012

Equity securities	$4,788,498	$-	$-	$374,386	$3,899,500

Mutual fund	3,498,182	-	-	38,962	201,981

Certificates of deposits	-	3,863,721	-	-	-
TOTAL	$8,286,680	$3,863,721	-	$413,348	$4,101,481

     The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4. LAND, BUILDINGS, AND EQUIPMENT

    Land, buildings, and equipment, as cost, consisted of the following:

	June 30, 2013	July 1, 2012
Buildings	$18,114,523	$18,205,337
Leasehold and building improvements	7,922,989	7,958,366
Bowling lanes and equipment	22,155,815	22,891,473
Land	10,555,210	10,590,450
Amusement games	790,222	818,190
Bowling lanes and equipment not yet in use	585,379	276,621
	60,124,138	60,740,437
Less accumulated depreciation and amortization	38,144,649	38,021,911
	$21,979,489	$22,718,526

    Depreciation and amortization expense for buildings and equipment for fiscal years 2013 and 2012 was $1,426,175, and $1,465,149, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

    The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for additional annual rents based upon total gross revenues and increases in real estate taxes and insurance.

    At June 30, 2013, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2014	$280,667
2015	16,667
Total minimum lease payments	$297,334

    Net rent expense was as follows:

	For the Years Ended
	June 30, 2013	July 1, 2012

Minimum rent under operating leases	$288,000	$288,000
Excess percentage rents	-	-
	$288,000	$288,000

Purchase Commitments

    The Company's purchase commitments at June 30, 2013 are for materials, supplies, services and equipment as part of the normal course of business.

6. PROFIT-SHARING AND ESOP PLAN

    The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended June 30, 2013 and July 1, 2012, contributions in the amounts of $124,000 and $50,000, respectively, were charged to operating expense.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. For fiscal year 2013, the Company contributed 9,500 shares of Bowl America common stock valued at $123,500, based on the market price on the date of contribution. The Company contributed $50,000 for fiscal year 2012. The Company has no defined benefit plan or other post retirement plan.

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

The Company had no material unrecognized tax benefits at June 30, 2013 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after June 28, 2009 are still open to examination by those relevant taxing authorities.

    The significant components of the Company's deferred tax assets and liabilities were as follows:

	June 30, 2013	July 1, 2012
Deferred tax:
Land, buildings, and equipment	$1,031,993	$1,255,699
Unrealized gain on available-for-sale securities	1,590,479	1,563,743
Dividends received
Prepaid expenses and other	(29,247)	(27,453)
Deferred tax liabilities	$2,593,225	$2,791,989

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2013	2012
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	4.0	2.4
Dividends received exclusion	(1.3)	(3.0)
All other net	(1.2)	(4.3)
	35.5%	29.1%

     Income tax expense from continuing operations differs from the amounts computed by applying the

U.S. Federal income tax rate to income from continuing operations before tax for the following reasons:

	For the Years Ended
	2013	2012
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	4.0	2.4
Dividends received exclusion	(2.8)	(2.9)
All other net	(2.8)	(4.0)
	32.4%	29.5%

8. STOCKHOLDERS' EQUITY

    The Class A shares have one vote per share voting power. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder. In the year ended June 30, 2013, 53,945 shares of Class B stock were converted to Class A stock.

    At June 30, 2013, and July 1, 2012, the Company had $39,093 in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 3.5% to 5% and are payable over a term of three years from the date of the agreements which range from 2011 to 2013. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION

    Deferred compensation payable was a total of $45,236 at June 30, 2013, and $50,221 at July 1, 2012. The current portion of these amounts is $6,042 at June 30, 2013, and $6,004 at July 1, 2012, and is included in accrued expenses.

10. DISCONTINUED OPERATIONS

      On May 30, 2013 the Company consummated the sale of Bowl America Winter Park in Orlando, Florida for $2,850,000 resulting in a gain on the sale of the land, building and equipment of $2,768,066. The location had been operating with negative cash flow. In the years ended June 30, 2013 and July 1, 2012, revenues for this location were $295,611 and $323,775, respectively.

	June 30, 2013	July 1, 2012

Gain on sale of Bowl America Winter Park	$2,768,066	$-
Loss on Bowl America Winter Park operations	(74,398)	(117,018)
Discontinued operations income (loss) before taxes	2,693,668	(117,018)

Net income taxes and tax benefit	1,024,219	(42,620)
Gain (loss) from discontinued operations, net of tax	$1,669,449	$(74,398)