Form 10-Q
period 2013-09-29
BOWL AMERICA INC
filed 2013-11-12
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 29, 2013

COMMISSION FILE NUMBER: 001-7829

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

Shares Outstanding at
November 6, 2013
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended
	September 29,	September 30,
	2013	2012
Operating Revenues:
Bowling and other	$3,395,226	$3,617,525
Food, beverage and merchandise sales	1,355,048	1,492,367
Total Operating Revenue	4,750,274	5,109,892

Operating Expenses:
Employee compensation and benefits	2,813,723	2,903,111
Cost of bowling and other services	1,558,187	1,579,700
Cost of food, beverage and merchandise sales	436,801	448,356
Depreciation and amortization	355,292	387,701
General and administrative	206,277	263,927
Total Operating Expenses	5,370,280	5,582,795

Operating Loss	(620,006)	(472,903)
Interest and dividend income	138,769	131,219

Loss from continuing operations before provision for income tax benefit	(481,237)	(341,684)
Provision for income tax benefit	(168,400)	(119,600)

Net Loss from continuing operations	$(312,837)	$(222,084)

Loss from discontinued operations, net of tax	$(5,553)	$(18,909)
Net loss	$(318,390)	$(240,993)

Loss per share-basic & diluted
Continuing operations	$(.06)	$(.04)
Discontinued operations	$.00	$(.01)
Net Loss per share	$(.06)	$(.05)

Weighted average shares outstanding	5,160,971	5,151,471

Dividends paid	$851,561	$824,235

Per share, dividends paid, Class A	$.165	$.16

Per share, dividends paid, Class B	$.165	$.16

The operating results for the thirteen (13) week period ended September 29, 2013 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	September 29, 2013	September 30, 2012

Net Loss	$(318,390)	$(240,993)
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available- for-sale securities net of tax benefit of $58,754 and $123,879	(95,458)	201,265

Comprehensive Loss	$(413,848)	$(39,728)

The operating results for the thirteen (13) week period ended September 29, 2013 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 29, 2013	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,778,487	$3,437,780
Short-term investments	1,448,882	949,815
Inventories	660,978	519,179
Prepaid expenses and other	349,493	563,591
Income taxes refundable	64,129	58,129
Current deferred income tax	178,158	6,658
TOTAL CURRENT ASSETS	4,480,127	5,535,152
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $38,473,619 and $38,144,649	21,668,619	21,979,489
OTHER ASSETS:
Marketable investment securities	8,593,913	8,477,227
Cash surrender value-life insurance	648,717	648,717
Other	80,665	84,465
TOTAL OTHER ASSETS	9,323,295	9,210,409
TOTAL ASSETS	$35,472,041	$36,725,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$430,326	$694,454
Accrued expenses	968,271	1,045,645
Dividends payable	851,561	851,561
Other current liabilities	875,167	311,284
Income taxes payable	-	151,227
TOTAL CURRENT LIABILITIES	3,125,325	3,054,171
LONG-TERM DEFERRED COMPENSATION	39,194	39,194
NONCURRENT DEFERRED INCOME TAXES	2,541,130	2,599,884
TOTAL LIABILITIES	5,705,649	5,693,249

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,849,814	7,849,814
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,488,562	2,584,020
Retained earnings	18,911,919	20,081,870
TOTAL STOCKHOLDERS' EQUITY	29,766,392	31,031,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,472,041	$36,725,050

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	September 29, 2013	September 30, 2012
Cash Flows From Operating Activities
Net loss	$(318,390)	$(240,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	355,292	390,387
Changes in assets and liabilities
Increase in inventories	(141,799)	(118,228)
Decrease in prepaid & other	214,098	147,099
Increase in income taxes refundable	(6,000)	-
Decrease in income taxes payable	(151,227)	-
Decrease in other long-term assets	3,800	-
Increase in deferred tax asset	(171,500)	(129,700)
(Decrease) increase in accounts payable	(264,128)	209
Decrease in accrued expenses	(77,374)	(64,911)
Increase in other current liabilities	563,883	608,856
Net cash provided by operating activities	6,655	592,719

Cash Flows From Investing Activities
Expenditures for land, building and equip	(44,422)	(288,633)
Net (purchases) sales & maturities of short-term Investments	(499,067)	406,233
Purchases of marketable securities	(270,898)	(23,693)
Net cash (used by) provided by investing activities	(814,387)	93,907

Cash Flows From Financing Activities
Payment of cash dividends	(851,561)	(824,235)
Net cash used in financing activities	(851,561)	(824,235)

Net (Decrease) increase in Cash and Equivalents	(1,659,293)	(137,609)

Cash and Equivalents, Beginning of period	3,437,780	2,332,022

Cash and Equivalents, End of period	$1,778,487	$2,194,413

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$157,227	$-

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended

September 29, 2013

(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of June 30, 2013 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2013.

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at September 29, 2013 and June 30, 2013 were as follows:

September 29, 2013 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$1,448,882	$1,448,882	$-
Equity securities	$5,120,924	$1,140,656	$3,980,268
Mutual funds	$3,472,989	$3,432,986	$40,003
June 30, 2013 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$949,815	$949,815	$-
Equity securities	$5,046,557	$888,998	$4,157,559
Mutual funds	$3,430,670	$3,413,745	$16,925

The fair values of the Company’s investments were determined as follows:

September 29, 2013 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$1,448,882	$-
Equity securities	5,120,924	-	-
Mutual funds	3,472,989	-	-

Total	$8,593,913	$1,448,882	$-
June 30, 2013 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$949,815	$-
Equity securities	5,046,557	-	-
Mutual funds	3,430,670	-	-

Total	$8,477,227	$949,815	$-

The stocks included in the portfolio as of September 29, 2013 were:

82,112	shares of AT&T
4,508	shares of Frontier Communications
475	shares of LSI
40,000	shares of Sprint
11,865	shares of Vodafone
2,520	shares of Manulife
4,398	shares of CenturyLink
412	shares of DexMedia
774	shares of NCR
28,784	shares of Verizon
4,079	shares of Windstream
774	shares of Teradata

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.   Commitments and Contingencies

The Company’s purchase commitments at September 29, 2013, are for materials, supplies, services and equipment as part of the normal course of business.

4.   Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5.   New Accounting Standards

       There were no new accounting pronouncements during the quarter ended September 29, 2013, that would impact the

Company.

6. Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 12, 2013, and has determined that no material subsequent events have occurred.

7.  Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

The Company purchased 5,000 shares of Verizon for $251,658 during the quarter ended September 29, 2013. In fiscal year 2012, 5,000 shares of Verizon were purchased for $178,200. The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales and over $3,400,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on September 29, 2013, including the most recent purchase, was approximately $5.1 million. The value of securities held at June 30, 2013 was approximately $5.0 million. Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $3,227,000 at September 29, 2013 compared to $4,388,000 at June 30, 2013.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested. The fund is carried at fair value on the last day of the reporting period. At September 29, 2013, the value was approximately $3,473,000.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

The Company sold its Winter Park, Florida location, which had been operating with a negative cash flow, in May 2013 for $2,850,000 resulting in a gain of $2,768,000.

In the three-month period ended September 29, 2013, the Company expended approximately $44,000 for the purchase of building, entertainment and restaurant equipment.  The Company has no current plans to obtain third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accounts Payable were attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At September 29, 2013, league deposits of approximately $714,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended September 29, 2013 was $7,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $852,000, or $.165 per share, were paid to shareholders during the three-month period ended September 29, 2013.  In September 2013, the Company declared a regular quarterly dividend of $.165 per share, payable November 14, 2013.  The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  Mild winter weather in fiscal 2013 caused few cancellations. The Company operates in the Washington, DC area where its business is vulnerable to sequestration or other downsizing of the federal government. Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal quarter ended September 29, 2013, and September 30, 2012, and the dollar and percentage changes therein.

	Thirteen weeks ended
	September 29, 2013 and September 30, 2012
	Dollars in thousands
	2013	2012	Change	% Change
Operating Revenues:
Bowling and other	$3,395	$3,618	$(223)	(6.2)
Food, beverage & merchandise sales	1,355	1,492	(137)	(9.2)
	4,750	5,110	(360)	(7.0)
Operating Expenses:
Compensation & benefits	2,814	2,903	(89)	(3.1)
Cost of bowling & other	1,558	1,580	(22)	(1.4)
Cost of food, beverage & merchandise sales	437	448	(11)	(2.4)
Depreciation & amortization	355	388	(33)	(8.5)
General & administrative	206	264	(58)	(22.0)
	5,370	5,583	(213)	(3.8)

Operating Loss from continuing operations	(620)	(473)	(147)	(31.1)

Interest & dividend income	139	131	8	6.1
Loss from continuing operations before tax benefit	(481)	(342)	(139)	(40.6)
Income tax benefit	(168)	(120)	(48)	(40.0)

Loss from continuing operations	$(313)	$(222)	$(91)	(41.0)
Loss from discontinued operations, net of tax	$(5)	$(19)	$14	73.7
Net Loss	$(318)	$(241)	$(77)	(31.9)

As noted above, a Florida location was sold in May 2013, and its operations for the periods ended September 2013 and September 2012 have been shown separately under Loss from discontinued operations, net of tax. Including discontinued operations, for the thirteen-week period ended September 29, 2013, there was a net loss of $318,390, or $.06 loss per share. For the prior year thirteen-week period ended September 30, 2012, there was a net loss of $240,993, or $.05 loss per share. Eighteen locations were in operation in the current year quarter and nineteen locations were in operation in the prior year comparable period. The bowling business is seasonal and the first quarter which includes summer months is typically the slowest. Management believes that the length and uncertainty of economic conditions are negatively influencing the public’s discretionary spending. The operating results for the fiscal 2014 period included in this report are not necessarily indicative of results to be expected for the year.

The information included in Operating Revenues and Operating Expenses below relates to the eighteen centers that were in operation for both the fiscal quarter ended September 29, 2013 and the prior year quarter ended September 30, 2012.

Operating Revenues

Total operating revenues decreased 8% or $360,000 to $4,750,000 in the thirteen-week period ended September 29, 2013, compared to a decrease of 6% or $309,000 to $5,110,000 in the three-month period ended September 30, 2012.  Bowling and other revenue decreased $222,000 or 7% in the current year fiscal quarter compared to a decrease of $226,000 or 6% in the comparable prior year quarter. Food, beverage and merchandise sales were down $137,000 or 10% in the current year quarter due to lower traffic, compared to a decrease of $83,000 or 6% in the prior year comparable quarter.  Cost of sales declined $12,000 or 3% in the current year three-month period due to lower sales.

Operating Expenses

Operating expenses were down $213,000 or 4% in the three-month period ended September 29, 2013 compared to a decrease of $332,000 or 6% in the prior year quarter ended September 30, 2012.  Employee compensation and benefits were down $89,000 and $84,000 or 3% in each of the fiscal first quarters of 2014 and 2013, respectively. The Company continued to make scheduling adjustments in response to lower traffic.  In addition, group health insurance costs decreased as a result of lower premiums and fewer participants. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $22,000 or 1% in the quarter ended September 29, 2013 versus a decrease of $199,000 or 13% in the comparable quarter ended September 30, 2012. Maintenance and repair costs were up $26,000 or 12% in the current year quarter versus a decrease of $39,000 or 21% in the comparable quarter of fiscal 2013. The current year period included roof repairs and storm drain work.   Advertising costs decreased $27,000 or 25% in the quarter ended September 29, 2013 as the Company used less expensive digital advertising more heavily in the current fiscal year.  For the three month period ended September 29, 2013, utility costs were up slightly. In the prior year quarter costs were down $25,000 or 6%. Supplies and services expenses were down $26,000 or 14% in the current year thirteen-week period and were down $16,000 or 8% in the prior year comparable period.

Depreciation and amortization expense was down 9% in the three-month period ended September 29, 2013, and down 8% in the prior year comparable three-month period as assets reached full depreciation.

As stated above, the first quarter of the fiscal year is seasonally the slowest and the quarter ended September 29, 2013 resulted in an operating loss from continuing operations of $313,000. The comparable quarter last year produced an operating loss from continuing operations of $222,000.

Interest and Dividend Income

Interest and dividend income increased $8,000 or 5% versus an increase of $13,000 or 10% in the fiscal 2014 and 2013 quarters, respectively. Interest income in the current year period declined due to lower balances and interest rates, however dividend income was up in part due to the increased holdings in Verizon, mentioned above.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 29, 2013. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 29, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 12, 2013 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended September 29, 2013 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 12, 2013	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: November 12, 2013	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller