Form 10-Q
period 2013-12-29
BOWL AMERICA INC
filed 2014-02-12
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 29, 2013

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
January 27, 2014
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Operating Revenues:
Bowling and other	$4,216,078	$4,320,274	$7,611,304	$7,937,799
Food, beverage and merchandise sales	1,750,768	1,809,774	3,105,816	3,302,141
Total Operating Revenues	5,966,846	6,130,048	10,717,120	11,239,940

Operating Expenses:
Employee compensation and benefits	2,768,185	2,864,853	5,581,908	5,767,964
Cost of bowling and other services	1,575,977	1,529,003	3,134,164	3,108,703
Cost of food, beverage and merchandise sales	542,714	539,708	979,515	988,064
Depreciation and amortization	366,014	384,570	721,306	772,271
General and administrative	239,280	206,199	445,557	470,126
Total Operating Expenses	5,492,170	5,524,333	10,862,450	11,107,128

Operating Income (loss)	474,676	605,715	(145,330)	132,812
Interest and dividend income	90,461	119,065	229,230	250,284

Earnings from continuing operations before provision for income taxes	565,137	724,780	83,900	383,096
Provision for income taxes	197,800	253,700	29,400	134,100

Net Earnings from continuing operations	$367,337	$471,080	$54,500	$248,996

Income (loss) from discontinued operations, net of tax	$3,604	$(15,406)	$(1,949)	$(34,315)

Net Earnings	$370,941	$455,674	$52,551	$214,681

Earnings per share-basic & diluted
Continuing operations	$.07	$.09	$.01	$.05
Discontinued operations	$.00	$.00	$.00	$(.01)

NET EARNINGS (LOSS) PER SHARE	$.07	$.09	$.01	$.04

Weighted average shares outstanding	5,160,971	5,151,471	5,160,971	5,151,471

Dividends paid	$851,561	$4,275,753	$1,703,122	$5,099,957

Per share, dividends paid, Class A	$.165	$.83	$.33	$.99

Per share, dividends paid, Class B	$.165	$.83	$.33	$.99

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 29, 2013 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012

Net Earnings	$370,941	$455,674	$52,551	$214,681
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-for-sale securities net of tax (benefit) of $13,416 and ($209,501) for 13 weeks, and ($45,338) and ($86,622) for 26 weeks	21,787	(340,373)	(73,671)	(139,108)

Comprehensive earnings (loss)	$392,728	$115,301	$(21,120)	$75,573

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 29, 2013 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets

(Unaudited)

	As of
	December 29, 2013	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,310,380	$3,437,780
Short-term investments	1,450,048	949,815
Inventories	592,704	519,179
Prepaid expenses and other	275,893	563,591
Income taxes refundable	142,829	58,129
Current deferred income taxes	6,658	6,658
TOTAL CURRENT ASSETS	4,778,512	5,535,152
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $38,766,778 and $38,144,649	21,375,414	21,979,489
OTHER ASSETS:
Marketable securities	8,652,195	8,477,227
Cash surrender value-life insurance	648,717	648,717
Other	80,665	84,465
TOTAL OTHER ASSETS	9,381,577	9,210,409
TOTAL ASSETS	$35,535,503	$36,725,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$489,408	$694,454
Accrued expenses	742,242	1,045,645
Dividends payable	851,561	851,561
Other current liabilities	1,550,994	311,284
Income taxes payable	-	151,227
TOTAL CURRENT LIABILITIES	3,634,205	3,054,171
LONG-TERM DEFERRED COMPENSATION	39,194	39,194
NONCURRENT DEFERRED INCOME TAXES	2,554,545	2,599,884
TOTAL LIABILITIES	6,227,944	5,693,249

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,849,814	7,849,814
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,510,349	2,584,020
Retained earnings	18,431,299	20,081,870
TOTAL STOCKHOLDERS' EQUITY	29,307,559	31,031,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,535,503	$36,725,050

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	December 29, 2013	December 30, 2012
Cash Flows From Operating Activities
Net earnings	$52,551	$214,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	721,306	777,115
Changes in assets and liabilities
Increase in inventories	(73,525)	(48,552)
Decrease in prepaid & other	287,698	102,261
(Increase) decrease in income taxes refundable	(84,700)	22,600
Decrease in other long-term assets	3,800	-
Decrease in accounts payable	(205,046)	(200,220)
Decrease in accrued expenses	(303,403)	(248,869)
Decrease in income taxes payable	(151,227)
Increase in other current liabilities	1,239,710	1,350,495
Net cash provided by operating activities	1,487,164	1,969,511

Cash Flows From Investing Activities
Expenditures for land, building and equip	(117,231)	(414,489)
Net (purchases) sales & maturities of short-term Investments	(500,233)	2,915,202
Purchases of marketable securities	(293,978)	(74,814)
Net cash (used in) provided by Investing activities	(911,442)	2,425,899

Cash Flows From Financing Activities
Payment of cash dividends	(1,703,122)	(5,099,957)
Net cash used in financing activities	(1,703,122)	(5,099,957)

Net Decrease in Cash and Equivalents	(1,127,400)	(704,547)

Cash and Equivalents, Beginning of period	3,437,780	2,332,022

Cash and Equivalents, End of period	$2,310,380	$1,627,475

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$264,227	$93,000

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-six Weeks Ended

December 29, 2013

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

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at December 29, 2013 and June 30, 2013 were as follows:

December 29, 2013 Description	Fair Value	Cost basis	Unrealized Gain/(loss)
Short-term investments	$1,450,048	$1,450,048	$-
Equity securities	$5,202,446	$1,140,656	$4,061,790
Mutual funds	$3,449,749	$3,456,064	$(6,315)
June 30, 2013 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$949,815	$949,815	$-
Equity securities	$5,046,557	$888,998	$4,157,559
Mutual funds	$3,430,670	$3,413,745	$16,925

The fair values of the Company’s investments were determined as follows:

December 29, 2013 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$1,450,048	$-
Equity securities	5,202,446	-	-
Mutual funds	3,449,749	-	-

Total	$8,652,195	$1,450,048	$-
June 30, 2013 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$949,815	$-
Equity securities	5,046,557	-	-
Mutual funds	3,430,670	-	-

Total	$8,477,227	$949,815	$-

The stocks included in the equity securities portfolio as of December 29, 2013 were:

82,112	shares of AT&T
2,520	shares of Manulife
412	shares of DexMedia
774	shares of NCR
774	shares of Teradata
11,865	shares of Vodafone
4,398	shares of CenturyLink
4,508	shares of Frontier Communications
475	shares of LSI
40,000	shares of Sprint
28,784	shares of Verizon
4,079	shares of Windstream

      The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3. Commitments and Contingencies

The Company’s purchase commitments at December 29, 2013 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

       There were no new accounting pronouncements during the quarter ended December 29, 2013, that would impact the Company.

6. Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on February 12, 2014, and has determined that no material subsequent events have occurred.

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

The Company purchased 5,000 shares of Verizon for $251,658 during the current fiscal year and in fiscal 2013, 5,000 shares of Verizon were purchased for $178,200. The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales, and over $3,400,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on December 29, 2013 was approximately $5,200,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested. The fund is carried at fair value on the last day of the reporting period. At December 29, 2013, the value was approximately $3,450,000.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $3,760,000 at the end of the fiscal second quarter of 2014 compared to $4,388,000 at June 30, 2013.

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

In the six-month period ended December 29, 2013, the Company expended approximately $117,000 for the purchase of building, entertainment and restaurant equipment. The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 29, 2013, league deposits of approximately $1,376,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended December 29, 2013 was $1,487,000 which, along with cash on hand and short-term investments, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $852,000, or $.165 per share, were paid to shareholders during the quarter ended December 29, 2013, and the six months total was approximately $1,703,000 or $.33 per share.   In December 2013 the Company declared a regular quarterly dividend of $.165 per share, payable February 14, 2014 to shareholders of record on January 10, 2014. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompts people to look for indoor activities, snow storms can keep customers from reaching the centers. Winter weather patterns this fiscal year in the Mid-Atlantic region where the majority of the Company’s locations operate, have resulted in more snow storms than there have been in recent years. Postponed league games are made up later in the season, but lost open play income is never recovered.  Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarter and year-to-date periods ended December 29, 2013, and December 30, 2012, and the dollar and percentage changes therein.

	Thirteen weeks ended December 29, 2013 and December 30, 2012
	Dollars in thousands
	2013	2012	Change	% Change
Operating Revenues:
Bowling and other	$4,216	$4,320	$(104)	(2.4)
Food, beverage and merchandise sales	1,751	1,810	(59)	(3.3)
Total Operating Revenue	5,967	6,130	(163)	(2.7)
Operating Expenses:
Employee Compensation and benefits	2,768	2,865	(97)	(3.4)
Cost of bowling and other services	1,576	1,529	47	3.1
Cost of food, beverage and merchandise sales	543	540	3	0.5
Depreciation and amortization	366	384	(18)	(4.7)
General and administrative	239	206	33	16.0
Total Operating Expenses	5,492	5,524	(32)	(0.6)

Operating Income from continuing operations	475	606	(131)	(21.6)
Interest and dividend income	90	119	(29)	(24.4)
Earnings from continuing operations before taxes	565	725	(160)	(22.1)
Income taxes	198	254	(56)	(22.0)
Income from continuing operations	367	471	(104)	(22.1)
Income (loss) from discontinued operations, net of tax	4	(15)	19	126.7
Net Earnings	$371	$456	$(85)	(18.6)

	Twenty-six weeks ended December 29, 2013 and December 30, 2012
	Dollars in thousands
	2013	2012	Change	% Change
Operating Revenues:
Bowling and other	$7,611	$7,938	$(327)	(4.1)
Food, beverage and merchandise sales	3,106	3,302	(196)	(5.9)
Total Operating Revenues	10,717	11,240	(523)	(4.7)
Operating Expenses:
Employee Compensation and benefits	5,582	5,768	(186)	(3.2)
Cost of bowling and other services	3,134	3,109	25	0.8
Cost of food, beverage and merchandise sales	979	988	(9)	(0.9)
Depreciation and amortization	721	772	(51)	(6.6)
General and administrative	446	470	(24)	(5.1)
Total Operating Expenses	10,862	11,107	(245)	(2.2)

Operating (Loss) income from continuing operations	(145)	133	(278)	(209.0)
Interest and dividend income	229	250	(21)	(8.4)
Earnings from continuing operations before taxes	84	383	(299)	(78.1)
Income taxes	29	134	(105)	(78.4)
Income from continuing operations	55	249	(194)	(77.9)
Loss from discontinued operations, net of tax	(2)	(34)	32	94.1
Net Earnings	$53	$215	$(162)	(75.3)

As noted above, a Florida location was sold in May 2013, and its operations for the periods ended December 2013 and December 2012 have been shown separately under Income (loss) from discontinued operations, net of tax. Including discontinued operations, for the thirteen-week periods ended December 29, 2013, and December 30, 2012, net earnings were $370,941or $.07 per share and $455,674 or $.09 per share, respectively. For the current year and prior year twenty-six weeks periods net earnings were $52,551 or $.01 per share and $214,681, or $.04 per share, respectively. Management believes that the continuing uncertainty of an economic recovery and the consequences of federal tax and spending provisions are influencing the public’s view of discretionary spending. The operating results for fiscal 2014 periods included in this report are not necessarily indicative of results to be expected for the year.

 Operating Revenues

Total operating revenues decreased $163,000 to $5,967,000 in the most recent quarter compared to a decrease of $233,000 to $6,130,000 in the three-month period ended December 30, 2012.  For the current fiscal six-month period operating revenues were down $523,000 versus a decrease of $542,000 in the comparable six-month period a year ago.  Bowling and other revenue declined $104,000 in the quarter and $327,000 year-to-date for the periods ended December 29, 2013. Prior year comparable three and six month period revenues showed decreases of $233,000 and $362,000, respectively. The 2014 fiscal year winter league bowling linage had been approximately equal to the prior year until December snow storms caused postponements of league play until the third and fourth quarters.

Food, beverage and merchandise sales were down $59,000 or 3.3% in the current year quarter and down $196,000 or 5.9% in the six-month period.  Cost of sales fluctuated less than 1% in both the three month and six month periods ended December 29, 2013.

 Operating Expenses

Operating expenses were down $32,000 or less than 1% and $245,000 or 2% in the current three and six-month periods, respectively, versus decreases of  $358,000 and $690,000 or 6% each in the three and six month periods, respectively, last year.  Employee compensation and benefits for the three and six month periods were down $97,000 and $186,000, respectively, or 3% in each period ended December 29, 2013, as the Company continued to make scheduling adjustments in response to customer traffic.  In addition, group health insurance costs decreased as a result of lower premiums and fewer participants. In the prior year comparable periods employee compensation and benefits expenses were down $136,000 or 5% in the three month period and down $219,000 or 4% in the six-month period ended December 30, 2012.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $25,000 or 1% and decreased $338,000 or 10% in the six-month periods ended December 29, 2013 and December 30, 2012, respectively. In the twenty-six weeks ended December 29, 2013, maintenance and repair costs were up $13,000 or 3% in part due to sewer repairs at one location. Advertising costs during the current year twenty-six week period ended December 29, 2013, were down $7,000. For the six month period ended December 29, 2013 utility costs were up $14,000 or 2% due primarily to higher heating costs as the current year period has been colder than the prior year. In the period ended December 30, 2012 utility costs were down $51,000 or 7% due to lower fuel costs and our efforts in energy management. Supplies and services expenses were flat in the current year six-month period and down $38,000 or 9% in the six-month period in the prior year when changes in the timing of purchases and lower costs of some supplies were the reasons for the decrease.

Insurance expense excluding health insurance decreased 6% in the current year-to-date period versus a decrease of 12% in last year’s comparable period when the Company made policy and coverage changes.

Depreciation and amortization expense was down 7% in the current six-month period and 6% in the prior year six-month period.

As a result of the above, the current six-month period of fiscal 2014 showed operating income from continuing operations of $55,000 compared to $249,000 in the prior year comparable six-month period.

Interest and Dividend Income

Interest and dividend income decreased $21,000 in the fiscal 2014 six-month period and decreased $14,000 in the comparable 2013 year-to-date period, respectively. The current year decrease in interest income is a result of lower investment balances and lower interest rates. Dividend income increased in fiscal 2014 primarily as a result of dividends received on the increased holdings in Verizon.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 29, 2013. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 29, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued February 12, 2014 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended December 29, 2013 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 12, 2014	By: /s/ Leslie H. Goldberg
Leslie H. Goldberg, President

Date: February 12, 2014	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller