Form 10-Q
period 2014-03-30
BOWL AMERICA INC
filed 2014-05-13
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: March 30, 2014

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
May 7, 2014
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
Operating Revenues:
Bowling and other	$5,168,318	$5,458,826	$12,779,622	$13,396,625
Food, beverage and merchandise sales	2,138,735	2,180,386	5,244,551	5,482,527
Total Operating Revenues	7,307,053	7,639,212	18,024,173	18,879,152

Operating Expenses:
Employee compensation and benefits	2,845,221	2,929,070	8,427,129	8,697,034
Cost of bowling and other services	1,659,275	1,574,577	4,793,439	4,683,280
Cost of food, beverage and merchandise sales	603,860	588,450	1,583,375	1,576,514
Depreciation and amortization	329,280	363,270	1,050,586	1,135,541
General and administrative	217,127	237,088	662,684	707,214
Total Operating Expenses	5,654,763	5,692,455	16,517,213	16,799,583

Operating Income	1,652,290	1,946,757	1,506,960	2,079,569
Interest and dividend income	332,066	98,030	561,296	348,314

Earnings from continuing operations before provision for income taxes	1,984,356	2,044,787	2,068,256	2,427,883
Provision for income taxes	694,500	715,600	723,900	849,700

Net Earnings from continuing operations	$1,289,856	$1,329,187	$1,344,356	$1,578,183

Income (loss) from discontinued operations, net of tax	$112	$(923)	$(1,837)	$(35,238)

Net Earnings	$1,289,968	$1,328,264	$1,342,519	$1,542,945

Earnings per share-basic & diluted
Continuing operations	$.25	$.26	$.26	$.30
Discontinued operations	$.00	$.00	$.00	$(.00)

NET EARNINGS PER SHARE	$.25	$.26	$.26	$.30

Weighted average shares outstanding	5,160,971	5,151,471	5,160,971	5,151,471

Dividends paid	$851,560	$-	$2,554,682	$5,099,957

Per share, dividends paid, Class A	$.165	$.00	$.495	$.99

Per share, dividends paid, Class B	$.165	$.00	$.495	$.99

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 30, 2014 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013

Net Earnings	$1,289,968	$1,328,264	$1,342,519	$1,542,945
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-for-sale securities net of tax (benefit) of $9,393 and $174,133 for 13 weeks, and ($35,945) and $88,511 for 39 weeks	15,273	282,909	(58,398)	143,801
Comprehensive earnings	$1,305,241	$1,611,173	$1,284,121	$1,686,746

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 30, 2014 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 30, 2014	June 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,016,985	$3,437,780
Short-term investments	1,451,871	949,815
Inventories	559,743	519,179
Prepaid expenses and other	481,605	563,591
Income taxes refundable	-	58,129
Current deferred income taxes	6,658	6,658
TOTAL CURRENT ASSETS	6,516,862	5,535,152
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $39,120,022 and $38,144,649	21,088,165	21,979,489
OTHER ASSETS:
Marketable securities	8,851,635	8,477,227
Cash surrender value-life insurance	648,717	648,717
Other	80,165	84,465
TOTAL OTHER ASSETS	9,580,517	9,210,409
TOTAL ASSETS	$37,185,544	$36,725,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$583,965	$694,454
Accrued expenses	889,252	1,045,645
Dividends payable	851,561	851,561
Other current liabilities	2,308,666	311,284
Income taxes payable	187,727	151,227
TOTAL CURRENT LIABILITIES	4,821,171	3,054,171
LONG-TERM DEFERRED COMPENSATION	39,194	39,194
NONCURRENT DEFERRED INCOME TAXES	2,563,939	2,599,884
TOTAL LIABILITIES	7,424,304	5,693,249

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,849,814	7,849,814
Accumulated other comprehensive earnings - Unrealized gain on available-for-sale securities, net of tax	2,525,622	2,584,020
Retained earnings	18,869,707	20,081,870
TOTAL STOCKHOLDERS' EQUITY	29,761,240	31,031,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,185,544	$36,725,050

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	March 30,	March 31,
	2014	2013
Cash Flows From Operating Activities
Net earnings	$1,342,519	$1,542,945
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization (including discontinued operations)	1,050,586	1,141,143
Changes in assets and liabilities
(Increase) decrease in inventories	(40,564)	12,086
Decrease (increase) in prepaid & other	81,986	(13,861)
Decrease in income taxes refundable	58,129	313,518
Decrease in other long-term assets	4,300	-
Decrease in accounts payable	(110,489)	(34,264)
Decrease in accrued expenses	(156,393)	(119,088)
Increase in income taxes payable	36,500	223,362
Increase in other current liabilities	1,997,382	2,123,482

Net cash provided by operating activities	4,263,956	5,189,323

Cash Flows From Investing Activities
Expenditures for land, building and equip	(159,262)	(739,288)
Net (purchases) sales & maturities of short-term investments	(502,056)	2,914,997
Purchases of marketable securities	(468,751)	(97,701)

Net cash (used in) provided by investing activities	(1,130,069)	2,078,008

Cash Flows From Financing Activities
Payment of cash dividends	(2,554,682)	(5,099,957)

Net cash used in financing activities	(2,554,682)	(5,099,957)

Net increase in Cash and Equivalents	579,205	2,167,374

Cash and Equivalents, Beginning of period	3,437,780	2,332,022

Cash and Equivalents, End of period	$4,016,985	$4,499,396

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$628,271	$293,920

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Weeks Ended

March 30, 2014

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

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at March 30, 2014 and June 30, 2013 were as follows:

March 30, 2014 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Short-term investments	$1,451,871	$1,451,871	$-
Equity securities	$5,324,266	$1,290,775	$4,033,491
Mutual funds	$3,527,369	$3,480,719	$46,650

June 30, 2013 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$949,815	$949,815	$-
Equity securities	$5,046,557	$888,998	$4,157,559
Mutual funds	$3,430,670	$3,413,745	$16,925

The fair values of the Company’s investments were determined as follows:

March 30, 2014 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$1,451,871	$-
Equity securities	5,324,266	-	-
Mutual funds	3,527,369	-	-

Total	$8,851,635	$1,451,871	$-

June 30, 2013 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$949,815	$-
Equity securities	5,046,557	-	-
Mutual funds	3,430,670	-	-

Total	$8,477,227	$949,815	$-

The stocks included in the equity securities portfolio as of March 30, 2014 were:

82,112	shares of AT
2,520	shares of Manulife
412	shares of DexMedia
774	shares of NCR
774	shares of Teradata
6,471	shares of Vodafone
4,398	shares of CenturyLink
4,508	shares of Frontier Communications
475	shares of LSI
40,000	shares of Sprint
31,904	shares of Verizon
4,079	shares of Windstream

The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3. Commitments and Contingencies

The Company’s purchase commitments at March 30, 2014 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

       There were no new accounting pronouncements during the quarter ended March 30, 2014 that would impact the Company.

6. Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on May 13, 2014, and has determined that no material subsequent events have occurred.

7.  Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control, including, but not limited to, (i) an unstable economy, (ii) weather conditions, (iii) changes in consumer habits or (iv) our ability to generate a positive return on our investments. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as the date hereof. We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. The operating results included in this report are not necessarily indicative of results to be expected for the year.

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

During the quarter ended March 30, 2014, the Company received a special dividend from Vodaphone consisting of 3,120 shares of Verizon stock valued at $150,000 and cash of $58,000. The funding for that dividend was from Vodafone’s sale of their interest in Verizon Wireless. The Company had previously purchased 5,000 shares of Verizon for $251,658 during the current fiscal year and in fiscal 2013, 5,000 shares of Verizon were purchased for $178,200. The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $962,000 from mergers and sales, and over $3,600,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on March 30, 2014 was approximately $5,300,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested. The fund is carried at fair value on the last day of the reporting period. At March 30, 2014, the value was approximately $3,500,000.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $5,469,000 at the end of the fiscal third quarter of 2014 compared to $4,388,000 at June 30, 2013.

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

In the nine-month period ended March 30, 2014, the Company expended approximately $159,000 for the purchase of building, entertainment and restaurant equipment. The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month decreases in the categories of Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At March 30, 2014, league deposits of approximately $2,041,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended March 30, 2014 was $4,264,000 which, along with cash on hand and short-term investments, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $852,000, or $.165 per share, were paid to shareholders during the quarter ended March 30, 2014, and the nine months total was approximately $2,555,000 or $.495 per share.   In March 2014 the Company declared a regular quarterly dividend of $.165 per share, payable May 14, 2014 to shareholders of record on April 17, 2014. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities.

RESULTS OF OPERATIONS

As noted above, a Florida location was sold in May 2013, and its operations have been shown separately under Income (loss) from discontinued operations, net of tax. Including discontinued operations, for the thirteen-week periods ended March 30, 2014, and March 31, 2013, net earnings were $1,289,968 or $.25 per share and $1,328,264 or $.26 per share, respectively. For the current year and prior year thirty-nine weeks, net earnings were $1,342,519 or $.26 per share and $1,542,945, or $.30 per share, respectively.    Snow storms in December 2013, and February and March 2014 caused postponements of league bowling to the third and fourth quarters of the current fiscal year. Management believes that the continuing uncertainty of an economic recovery and the consequences of federal tax and spending provisions are influencing the public’s view of discretionary spending. The operating results for fiscal 2014 periods included in this report are not necessarily indicative of results to be expected for the year.

The following tables set forth the items in our consolidated summary of operations for the fiscal quarter and year-to-date periods ended March 30, 2014, and March 31, 2013, and the dollar and percentage changes therein.

	Thirteen weeks ended
	March 30, 2014 and March 31, 2013
	Dollars in thousands
	2014	2013	Change	% Change
Operating Revenues:
Bowling and other	$5,168	$5,459	$(291)	(5.3)
Food, beverage and merchandise sales	2,139	2,180	(41)	(1.9)
Total Operating Revenues	7,307	7,639	(332)	(4.3)
Operating Expenses:
Employee compensation and benefits	2,845	2,929	(84)	(2.9)
Cost of bowling and other services	1,659	1,575	84	5.3
Cost of food, beverage and merchandise sales	604	588	16	2.7
Depreciation and amortization	330	363	(33)	(9.1)
General and administrative	217	237	(20)	(8.4)
Total Operating Expenses	5,655	5,692	(37)	(0.6)

Operating income from continuing operations	1,652	1,947	(295)	(15.1)
Interest and dividend income	332	98	234	238.8

Earnings from continuing operations before taxes	1,984	2,045	(61)	(3.0)
Income taxes	694	716	(22)	(3.1)
Income from continuing operations	1,290	1,329	(39)	(2.9)
Income (loss) from discontinued operations, net of tax	-	(1)	1	100.0
Net Earnings	$1,290	$1,328	$(38)	(2.9)

	Thirty-nine weeks ended
	March 30, 2014 and March 31, 2013
	Dollars in thousands
	2014	2013	Change	% Change
Operating Revenues:
Bowling and other	$12,780	$13,397	$(617)	(4.6)
Food, beverage and merchandise sales	5,244	5,482	(238)	(4.3)
Total Operating Revenues	18,024	18,879	(855)	(4.5)
Operating Expenses:
Employee compensation and benefits	8,427	8,697	(270)	(3.1)
Cost of bowling and other services	4,793	4,683	110	2.3
Cost of food, beverage and merchandise sales	1,583	1,576	7	0.4
Depreciation and amortization	1,051	1,136	(85)	(7.5)
General and administrative	663	707	(44)	(6.2)
Total Operating Expenses	16,517	16,799	(282)	(1.7)

Operating income from continuing operations	1,507	2,080	(573)	(27.5)
Interest and dividend income	561	348	213	61.2

Earnings from continuing operations before taxes	2,068	2,428	(360)	(14.8)
Income taxes	724	850	(126)	(14.8)
Income from continuing operations	1,344	1,578	(234)	(14.8)
Loss from discontinued operations, net of tax	(2)	(35)	33	94.3
Net Earnings	$1,342	$1,543	$(201)	(13.0)

Operating Revenues

Total operating revenues decreased $332,000 to $7,307,000 in the quarter ended March 30, 2014 compared to a decrease of $2,000 to $7,639,000 in the three-month period ended March 31, 2013.  For the current fiscal nine-month period operating revenues were down $855,000 versus a decrease of $544,000 in the comparable nine-month period a year ago.  Bowling and other revenue declined $291,000 and $617,000, respectively in the quarter and year-to-date periods ended March 30, 2014 in part due to the use of promotional pricing. Management believes the winter weather in the quarter ended March 30, 2014 negatively impacted open play revenue. In addition, some league play scheduled for the second and third quarters will occur in the fourth quarter. Prior year comparable three and nine month period revenues showed an increase of $74,000 and a decrease of $288,000, respectively.

Food, beverage and merchandise sales were down $41,000 or 1.9% in the current year quarter and down $238,000 or 4.3% in the current year nine-month period.  Cost of sales for the quarter ended March 30, 2014 was up 2.7% in the three month and flat in the nine-month periods, respectively, due primarily to increased merchandise sales.

 Operating Expenses

Operating expenses were down $37,000 or less than 1% and $282,000 or 2% in the current three and nine-month periods, respectively, versus decreases of  $81,000 or 1% and $771,000 or 4% in the three and nine month periods, respectively, last year.  Employee compensation and benefits for the three and nine month periods were down $84,000 and $270,000, respectively, or 3% in each period ended March 30, 2014, as the Company continued to make scheduling adjustments in response to customer traffic.  In addition, group health insurance costs decreased as a result of lower premiums and fewer participants. In the prior year comparable periods employee compensation and benefits expenses were down $108,000 and $327,000 or 4% each in the three month and nine-month periods ended March 31, 2013, respectively.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $110,000 or 2% and decreased $297,000 or 6% in the nine-month periods ended March 30, 2014 and March 31, 2013, respectively. In the thirty-nine weeks ended March 30, 2014, maintenance and repair costs were up $117,000 or 22% as the Company expended more than $105,000 for snow and ice removal. Advertising costs during the current year thirty-nine week period ended March 30, 2014, were down $18,000. For the nine month period ended March 30, 2014 utility costs were up $36,000 or 3% due primarily to higher heating costs as the current year period was colder than the prior year. In the period ended March 31, 2013 utility costs were down $60,000 or 5% due to lower fuel costs and our efforts in energy management. Supplies and services expenses were down $27,000 and $24,000 or 4% in each of the nine month periods ended March 30, 2014 and March 31, 2013, respectively.

Insurance expense excluding health insurance decreased 4% in the current year-to-date period versus a decrease of 1% in last year’s comparable period.

Depreciation and amortization expense was down 8% in the current nine-month period and 5% in the prior year nine-month period.

As a result of the above, the current nine-month period of fiscal 2014 showed operating income from continuing operations of $1,507,000 compared to $2,080,000 in the prior year comparable nine-month period.

Interest and Dividend Income

Interest and dividend income increased $213,000 in the fiscal 2014 nine-month period and decreased $42,000 in the comparable 2013 year-to-date period.. Dividend income increased in fiscal 2014 primarily as a result of the special Vodafone dividend, mentioned above, and dividends received on the increased holdings in Verizon. Interest income decreased in the current year as a result of lower interest rates on investments.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 30, 2014. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 13, 2014 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and thirty-nine weeks ended March 30, 2014 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 13, 2014	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: May 13, 2014	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, Controller