Form 10-K
period 2014-06-29
BOWL AMERICA INC
filed 2014-09-25
CIK 13573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2014                        Commission file Number 1-7829

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES [ ] NO [X]

As of December 29, 2013, which was the last business day of the registrant's most recently completed second quarter, 3,746,454 Class A common shares were outstanding, and the aggregate market value of the Class A common shares (based upon the closing price of these shares on the NYSE MKT) of Bowl America Incorporated held by non-affiliates of the registrant was approximately $35 million. As of that date 1,414,517 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If all of the Class B shares were converted to Class A shares as of December 29, 2013, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $37 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at
September 15, 2014
Class A Common Stock
$.10 par value	3,746,454
Class B Common Stock
$.10 par value	1,414,517

 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 29, 2014, are incorporated by reference into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), Financial Statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

PART I

ITEM 1. BUSINESS

         (a)    General Development of Business

         Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end fiscal year 2014, the Company and its wholly-owned subsidiaries operated 18 bowling centers. Bowl America Winter Park located in metropolitan Orlando, Florida, which operated with a negative cash flow, was sold for $2,850,000 on May 30, 2013.

         (b)   Financial Information about Industry Segments

         The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2014, the Company had operating revenues from continuing operations of approximately $22.8 million, and approximately $34 million in total assets. Merchandise sales, including food and beverages, were approximately 29% of operating revenues. The balance of operating revenues (approximately 71%) represents fees for bowling and related services. Earnings per share for fiscal 2014 were $0.27.

         (c)   Narrative Description of Business

         As of September 1, 2014 the Company operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 726 lanes.

         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and meeting room facilities. All centers provide shoes for rental, and bowling balls are provided free. In addition, each center sells retail bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling.

         The bowling equipment essential for the Company's operation is readily available. The Company’s major source of equipment is Brunswick Corporation.

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

         Two of the Company's bowling centers are located in leased premises, and the remaining sixteen centers are owned by the Company. The Company's leases expire in fiscal year 2020. The specific locations of the bowling centers are discussed under Item 1(c).

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

         The principal market on which the Company's Class A Common Stock is traded is the NYSE MKT. The Company's Class B Common Stock is not listed on any exchange and is not publicly traded. Each share of Class B Common Stock can be converted to one share of Class A Common Stock at any time.

         The table below presents the high and low sales price of the Company's Class A Common Stock in each quarter of fiscal years 2014 and 2013.

2014	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$14.35	$15.34	$15.50	$15.50
Low	$13.01	$13.55	$13.65	$14.04

2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$13.50	$13.24	$13.61	$13.25
Low	$11.84	$11.60	$12.00	$12.32

 Holders

      As of July 15, 2014, the approximate number of holders of record of the Company's Class A Common Stock was 304 and of the Company's Class B Common Stock was 22.

 Cash Dividends

      The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2014 and 2013.

Class A Common Stock
Quarter	2014	2013

First	16.5 cents	16 cents
Second	16.5 cents	83 cents
Third	16.5 cents	0 cents
Fourth	16.5 cents	16.5 cents

Class B Common Stock
Quarter	2014	2013

First	16.5 cents	16 cents
Second	16.5 cents	83 cents
Third	16.5 cents	0 cents
Fourth	16.5 cents	16.5 cents

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of June 29, 2014. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2014 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

         (b) Changes in Internal Control Over Financial Reporting

         There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)  Financial Statements

               The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Report of Independent Registered Public Accounting Firm

               Consolidated balance sheets as of June 29, 2014 and June 30, 2013

               Consolidated statements of earnings and comprehensive earnings - years ended June 29, 2014 and June 30, 2013

               Consolidated statements of stockholders' equity - years ended June 29, 2014 and June 30, 2013

               Consolidated statements of cash flows - years ended June 29, 2014 and June 30, 2013

               Notes to the consolidated financial statements - years ended June 29, 2014 and June 30, 2013

         (b) Exhibits:

               3(i)a Articles of Incorporation of the Registrant and amendments through December 1994 thereto (Incorporated by reference from exhibit number 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1995.)

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

               20  Press release dated September 25, 2014

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

Date: September 25, 2014

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Financial Officer,

Senior Vice President

Principal Financial and Accounting Officer

Date: September 25, 2014

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg

Leslie H. Goldberg

President, Principal Executive

& Operating Officer and Director

Date: September 25, 2014

/s/ Ruth Macklin	/s/ Cheryl A. Dragoo
Ruth Macklin	Cheryl A Dragoo
Senior Vice President, Secretary,	Senior Vice President, Principal Financial
Treasurer and Director	& Accounting Officer and Director

Date: September 25, 2014	Date: September 25, 2014

/s/ Warren T. Braham	/s/ Nancy Hull
Warren T. Braham	Nancy Hull
Director	Director

Date: September 25, 2014	Date: September 25, 2014

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: September 25, 2014	Date: September 25, 2014

/s/ Arthur H. Bill
Arthur H. Bill
Director

Date: September 25, 2014

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 29, 2014. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of June 29, 2014, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Exhibit 99(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Annual Report of Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business, our sales and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof. We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan. A portion of earnings has consistently been invested to create a reserve to protect the Company during downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income. For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth. The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks. This diversity also provides a measure of safety of principal.

    During the year ended June 29, 2014, the Company purchased 5,000 shares of Verizon for $251,600 and received a special dividend from Vodafone consisting of 3,120 shares of Verizon valued at $150,000 and cash of $58,000. The Company’s holdings in LSI were purchased by Anago in a mandatory conversion to cash, resulting in a gain of $281. The remainder of common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales and over $3,900,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of the year. The value of the securities on June 29, 2014 was approximately $5.4 million. The value of securities held at June 30, 2013 was approximately $5.0 million.

    The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested. The fund is carried at fair value on the last day of the reporting period. At June 29, 2014, the value was approximately $3,605,000.

     Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $2,295,000 at the end of fiscal 2014 compared to $4,388,000 at the end of fiscal 2013.

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

     Cash flow provided by operating activities for the year ended June 29, 2014, was $2,053,000. Equipment purchases during fiscal year 2014 used approximately $261,000. Proceeds from Ginnie Mae dividends totaling approximately $91,600 in fiscal year 2014 were used to purchase additional shares in the fund. Short-term cash was used to meet the balance of $3,406,000 required to pay regular dividends during the fiscal year.

    The Company paid cash dividends totaling approximately $3.4 million, or $.66 per share, to shareholders during the 2014 fiscal year, making this the forty-second consecutive year of increased regular dividends per share. In June 2014, the Company declared a quarterly $.17 per share dividend, paid in August 2014. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of opportunities at such time.

RESULTS OF OPERATIONS

    The following table sets forth the items in our consolidated summary of operations for the fiscal years ended June 29, 2014 and June 30, 2013, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended
	June 29, 2014 and June 30, 2013
	Dollars in thousands
	2014	2013	Change	% Change
Operating Revenues:
Bowling and other	$16,094	$16,914	$(820)	(4.8)%
Food, beverage & merchandise sales	6,686	6,943	(257)	(3.7)
	22,780	23,857	(1,077)	(4.5)
Operating Expenses:
Compensation & benefits	11,124	11,631	(507)	(4.4)
Cost of bowling & other	6,110	6,096	14	.2
Cost of food, beverage & merch sales	2,062	2,021	41	2.0
Depreciation & amortization	1,323	1,422	(99)	(7.0)
General & administrative	963	926	37	4.0
	21,582	22,096	(514)	(2.3)
Gain on sales of assets	9	1	8	800.0
Operating income from continuing operations	1,207	1,762	(555)	(31.5)
Interest & dividend income	663	435	228	52.4
Earnings from continuing operations before taxes	1,870	2,197	(327)	(14.9)
Income taxes	497	711	(214)	(30.1)
Earnings from continuing operations	1,373	1,486	(113)	(7.6)
(Loss) gain from discontinued operations net of tax	(3)	1,669	(1,672)	(100.2)
Net Earnings	$1,370	$3,155	$(1,785)	(56.6)

The following table sets forth the items in our consolidated summary of operations for the fiscal fourth quarters ended June 29, 2014 and June 30, 2013, respectively, and the dollar and percentage changes therein.

	Thirteen weeks ended
	June 29, 2014 and June 30, 2013
	Dollars in thousands
	2014	2013	Change	% Change
Operating Revenues:
Bowling and other	$3,315	$3,518	$(203)	(5.8)%
Food, beverage & merchandise sales	1,441	1,460	(19)	(1.3)
	4,756	4,978	(222)	(4.5)
Operating Expenses:
Compensation & benefits	2,697	2,941	(244)	(8.3)
Cost of bowling & other	1,316	1,405	(89)	(6.3)
Cost of food, beverage & merch sales	479	451	28	6.2
Depreciation & amortization	273	280	(7)	(2.5)
General & administrative	300	219	81	37.0
	5,065	5,296	(231)	(4.4)
Gain on sales of assets	9	1	8	800.0
Operating income from continuing operations	(300)	(317)	17	5.4
Interest & dividend income	102	87	15	17.2
Earnings from continuing operations before taxes	(198)	(230)	32	13.9
Income taxes	(227)	(138)	(89)	(64.5)
Earnings from continuing operations	29	(92)	121	131.5
(Loss) gain from discontinued operations net of tax	(1)	1,704	(1,705)	(100.1)
Net Earnings	$28	$1,612	$(1,584)	(98.3)

As noted above, the Bowl America Winter Park location was sold in May 2013, and its operations for the periods above have been shown separately under (Loss) gain from discontinued operations, net of tax. The information included in Operating Revenues and Operating Expenses below relates to the eighteen centers that were in operation for the fiscal years ended 2014 and 2013. Fiscal 2014 and fiscal 2013 each consisted of 52 weeks.

Operating Revenues

   Total operating revenue decreased 4.8%, or $1,077,000, to $22.8 million in fiscal 2014 compared to a decrease of 2.0%, or $486,000, to $23.9 million in fiscal 2013. Bowling and other revenue decreased $820,000 in fiscal 2014 versus a decrease of $228,000 in fiscal 2013. Food, beverage and merchandise sales decreased $257,000 in fiscal 2014 and $258,000 in fiscal 2013.

Management believes that winter weather primarily in the third quarter of fiscal year 2014 resulted in the loss of open play business. Mild winter weather in fiscal 2013 caused few cancellations. Promotional pricing throughout the current year also depressed bowling revenue. Management also believes that the fragile economic recovery has adversely affected customers’ appetites for recreational spending for both league and open play games. The Company continues to review and adjust its budget in light of the current economic conditions.

Operating Expenses

    As discussed in more detail below, total operating expenses decreased 2.3%, or $514,000, in fiscal year 2014 versus a decrease of 2.8%, or $647,000 in fiscal 2013. Costs for employee compensation and benefits were down 4.4% or $507,000 in fiscal 2014 versus a decrease of 1.6% or $187,000 in fiscal 2013. The Company continued to make scheduling adjustments resulting in a decrease in compensation. In addition, group health insurance costs declined primarily due to lower premiums and fewer participants. This category includes contributions to our two benefit plans, both of which are defined contribution plans. The contributions, which can only be made from profits, decreased for fiscal year 2014 by $151,500. The contributions for fiscal 2013 included a portion of the gain on the sale of the Winter Park location. There is no additional obligation beyond the current year contribution.

    Cost of bowling and other services increased $14,000 or 0.2% in the year ended June 29, 2014 versus a decrease of  $367,000 or 5.7% in the prior fiscal year. Maintenance expense rose 26.2% or $198,000 in fiscal year 2014 and declined 8% or $65,000 in the prior year. In fiscal 2014 the Company spent approximately $100,000 more in snow removal than in the prior year. Utility costs increased 2.9% in fiscal 2014 versus a decrease of 6% in fiscal 2013. Heating expense during the colder than usual winter months was the primary reason for the increase in fiscal 2014. Energy management and lower electric costs were primarily responsible for the decrease in fiscal year 2013. Supplies expense declined 5.9% in fiscal 2014 and was flat in fiscal 2013. Advertising costs decreased 2.4% in fiscal 2014 and 27% in the prior year period. Both years included updating interiors at several locations.

    Cost of food, beverage and merchandise sales increased $41,000 or 2% in fiscal 2014, primarily the result of higher merchandise sales, and decreased $52,000 or 3% in fiscal 2013, primarily due to lower food and beverage sales.

    Depreciation expenses decreased approximately $99,000 or 7% in fiscal 2014 as several large assets became fully depreciated and decreased $35,000 or 2% in fiscal year 2013.

    Operating income from continuing operations decreased 31.5% or $555,000 to $1.2 million in fiscal year 2014 from $1.8 million in fiscal 2013.

Interest and Dividend Income

    Interest and dividend income increased $228,000 or 52.4% in fiscal 2014 primarily due to the special Vodafone dividend mentioned above and increased holdings in Verizon. The same category declined 13% or $65,000 in fiscal 2013 due to lower balances and lower average interest rates on investments.

Income taxes

    Effective income tax rates on continuing operations for the Company were 26.5% for fiscal 2014 and 32.4% for fiscal 2013, the difference from statutory rates is primarily due to the partial exclusion of dividends received on investments which, in fiscal 2014 was a higher portion of income than in the prior year.

Net Earnings

    Net earnings from continuing operations in fiscal 2014 were $1.4 million, or $.27 per share, compared to $1.5 million, or $.29 per share in fiscal 2013.

(Loss) gain from discontinued operations – net of tax

     Fiscal 2014 included a net of tax loss of $2,774 from the discontinued Winter Park, Florida location. Income from discontinued operations, net of tax in fiscal year 2013 was $1,669,449.

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

    We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount. There were no impairment losses recorded in fiscal 2014 or 2013.

805 King Farm Boulevard
Rockville, Maryland 20850
Phone 301.231.6200
Fax 301.231.7630

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bowl America Incorporated

Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of June 29, 2014 and June 30, 2013, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years then ended. Bowl America Incorporated and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of June 29, 2014 and June 30, 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Aronson, LLC

Aronson, LLC

Rockville, Maryland

September 25, 2014

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	June 29,	June 30,	July 1,	July 3,	June 27,
	2014	2013	2012	2011	2010
Operating revenues	$22,780,017	$23,857,281	$24,343,024	$26,154,437	$26,736,430
Operating expenses	21,581,531	22,095,866	22,742,905	24,235,601	24,305,530
Gain (loss) on sale of land, building and equipment	8,820	980	25,924	14,187	41,427
Interest, dividend and other income	662,693	435,141	499,873	579,960	529,845
Earnings from continuing operations before provision for income taxes	1,869,999	2,197,536	2,125,916	2,512,983	3,002,172
Provision for income taxes	496,831	711,763	626,677	866,619	1,062,926
Earnings from continuing operations	$1,373,168	$1,485,773	$1,499,239	$1,646,364	$1,939,246
(Loss) gain from discontinued operations - net of tax	(2,774)	1,669,449	(74,398)	(89,435)	(88,534)
Net Earnings	$1,370,394	$3,155,222	$1,424,841	$1,556,929	$1,850,712

Weighted average shares outstanding- Basic & Diluted	5,160,971	5,151,784	5,151,471	5,147,117	5,141,102

Earnings per share-Basic & diluted
Continuing operations	$.27	$.29	$.29	$.32	$.38
Discontinued operations	.00	.32	(.01)	(.02)	(.02)
Net earnings per share-Basic & diluted	$.27	$.61	$.28	$.30	$.36

Net cash provided by operating activities	$2,053,510	$2,206,533	$2,769,286	$3,529,193	$2,944,882

Cash dividends paid	$3,406,243	$5,949,951	$3,296,942	$3,242,593	$3,187,444
Cash dividends paid Per share - Class A	$0.66	$1.155	$0.64	$0.63	$0.62
- Class B	$0.66	$1.155	$0.64	$0.63	$0.62

Total assets	$34,363,780	$36,725,050	$39,368,174	$40,917,762	$41,410,343

Stockholders' equity	$28,978,731	$31,031,801	$33,685,154	$35,301,391	$36,403,807

Net book value per share	$5.61	$6.01	$6.54	$6.85	$7.07

Net earnings as a % of beginning stockholders' equity	4.4%	9.4%	4.0%	4.3%	4.9%

Lanes in operation	726	726	756	756	756
Centers in operation	18	18	19	19	19

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 29,	June 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$842,114	$3,437,780
Short-term investments (Note 3)	1,453,326	949,815
Inventories	520,355	519,179
Prepaid expenses and other	610,416	563,591
Income taxes refundable	312,856	58,129
Current deferred income taxes (Note 7)	-	6,658
TOTAL CURRENT ASSETS	3,739,067	5,535,152
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	20,887,127	21,979,489
OTHER ASSETS:
Marketable investment securities (Note 3)	8,979,499	8,477,227
Cash surrender value-life insurance	677,922	648,717
Other	80,165	84,465
TOTAL OTHER ASSETS	9,737,586	9,210,409
TOTAL ASSETS	$34,363,780	$36,725,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$681,509	$694,454
Accrued expenses	1,091,098	1,045,645
Dividends payable	877,365	851,561
Other current liabilities	308,068	311,284
Income taxes payable	-	151,227
Current deferred income taxes (Note 7)	24,705	-
TOTAL CURRENT LIABILITIES	2,982,745	3,054,171
LONG-TERM DEFERRED COMPENSATION	34,088	39,194
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,368,216	2,599,884
TOTAL LIABILITIES	5,385,049	5,693,249

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,849,814	7,849,814
Accumulated other comprehensive earnings- Unrealized gain on available-for-sale securities, net of tax	2,592,603	2,584,020
Retained earnings	18,020,217	20,081,870
TOTAL STOCKHOLDERS'EQUITY	28,978,731	31,031,801

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$34,363,780	$36,725,050

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	June 29,	June 30,
	2014	2013

Operating Revenues:
Bowling and other	$16,094,493	$16,914,493
Food, beverage and merchandise sales	6,685,524	6,942,788
Total Operating Revenue	22,780,017	23,857,281

Operating Expenses:
Employee compensation and benefits	11,124,100	11,630,598
Cost of bowling and other services	6,109,533	6,096,111
Cost of food, beverage and merchandise sales	2,062,262	2,021,532
Depreciation and amortization	1,323,276	1,421,616
General and administrative	962,360	926,009
Total Operating Expense	21,581,531	22,095,866
Gain on sale of land, buildings and equipment	8,820	980
Operating Income	1,207,306	1,762,395
Interest, dividend and other income	662,693	435,141

Earnings from continuing operations before provision for income taxes	1,869,999	2,197,536
Provision for income taxes from continuing Operations (Note 7)
Current	723,999	888,027
Deferred	(227,168)	(176,264)
	496,831	711,763
Earnings from continuing operations	$1,373,168	$1,485,773
(Loss) gain from discontinued operations, net of tax (Note 10)	(2,774)	1,669,449
Net Earnings	1,370,394	3,155,222
Earnings per share-basic & diluted
Continuing operations	$.27	$.29
Discontinued operations	.00	.32
Net Earnings	.27	.61

Weighted average shares outstanding	5,160,971	5,151,784

Dividends paid	$3,406,243	$5,949,951

Per share, dividends paid, Class A	$0.66	$1.155

Per share, dividends paid, Class B	$0.66	$1.155

Net Earnings	$1,370,394	$3,155,222
Other comprehensive earnings- net of tax
Unrealized gain on available-for–sale securities net of tax of $4,666 and $27,800	7,578	45,202
Comprehensive earnings	$1,377,972	$3,200,424

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 1, 2012	3,683,009	$368,301	1,468,462	$146,846	$7,727,264	$2,538,818	$22,903,925
Conversion of shares - Class B to Class A	53,945	5,394	(53,945)	(5,394)	-	-	-
Cash dividends paid	-	-	-	-	-	-	(5,125,716)
Shares issued for ESOP	9,500	950	-	-	122,550	-	-
Accrued dividends declared June 18, 2013 payable August 7, 2013	-	-	-	-	-	-	(851,561)
Change in unrealized gain on available-for- sale securities (shown net of tax)	-	-	-	-	-	45,202	-
Net earnings for the year	-	-	-	-	-	-	3,155,222
Balance, June 30, 2013	3,746,454	$374,645	1,414,517	$141,452	$7,849,814	$2,584,020	$20,081,870
Cash dividends paid	-	-	-	-	-	-	(2,554,682)
Accrued dividends declared June 17, 2014, payable August 15, 2014	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	7,578	-
Reclassification adjustment for loss included in net income, net of tax	-	-	-	-	-	1,005	-
Net earnings for the year	-	-	-	-	-	-	1,370,394
Balance, June 29, 2014	3,746,454	$374,645	1,414,517	$141,452	$7,849,814	$2,592,603	$18,020,217

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 29,	June 30,
	2014	2013
Cash Flows From Operating Activities
Net earnings	$1,370,394	$3,155,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	1,323,276	1,426,175
Decrease in deferred income tax	(205,590)	(226,563)
Gain on disposition of assets-net	(8,820)	(2,769,046)
Gain on sale of available-for-sale securities	(281)
Stock issuance – ESOP plan	-	123,500
Changes in assets and liabilities
(Increase) decrease in inventories	(1,176)	16,233
(Increase) decrease in prepaid and other	(46,825)	50,300
(Increase) decrease in income taxes refundable	(254,727)	255,389
(Decrease) increase in income taxes payable	(151,227)	151,227
Decrease in other long-term assets	4,300	315
Decrease in accounts payable	(12,945)	(27,926)
Increase in accrued expenses	45,453	41,424
(Decrease) increase in other current liabilities	(3,216)	15,306
Decrease in long-term deferred compensation	(5,106)	(5,023)

Net cash provided by operating activities	2,053,510	2,206,533

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(260,794)	(770,342)
Sale of assets	38,700	2,852,250
Net (purchases) sales and maturities of short-term investments	(503,511)	2,913,906
Purchases of marketable securities	(493,419)	(117,545)
Proceeds from sale of marketable securties	5,296	-
Increase in cash surrender value	(29,205)	(29,093)

Net cash (used in) provided by investing activities	(1,242,933)	4,849,176

Cash Flows From Financing Activities
Payment of cash dividends	(3,406,243)	(5,949,951)

Net cash used in financing activities	(3,406,243)	(5,949,951)

Net (Decrease) increase in Cash and Equivalents	(2,595,666)	1,105,758

Cash and Equivalents, Beginning of period	3,437,780	2,332,022

Cash and Equivalents, End of period	$842,114	$3,437,780

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$1,044,000	$1,555,930

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

Fiscal Year

    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2014 ended June 29, 2014, and fiscal year 2013 ended June 30, 2013. Both years consisted of 52 weeks.

Subsequent Events

    The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 25, 2014.

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

Advertising Expense

    It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending June 29, 2014, and June 30, 2013, were $433,525 and $449,710, respectively.

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

Earnings Per Share

    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,160,971, and 5,151,784, for fiscal years 2014 and 2013, respectively.

Comprehensive Earnings

    A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for the years ended June 29, 2014 and June 30, 2013.

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

Other Current Liabilities

    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At June 29, 2014 and June 30, 2013 other current liabilities included $291,688 and $289,521, respectively, in prize fund monies.

Reclassifications

     Certain previous year amounts have been reclassified to conform with the current year presentation.

Recently adopted accounting guidance

     In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, repurchase agreements, and securities lending arrangements that are either offset or subject to an enforceable master netting arrangement, or similar agreements. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance did not have a significant effect on the Company’s financial statements.

     In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Earnings (AOCE). This new guidance requires entities to present (either on the face of the Statement of Earnings and Comprehensive Earnings or in the notes to financial statements) the effects on the line items of the Statement of Earnings and Comprehensive Earnings for amounts reclassified out of AOCE. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance did not have a significant effect on the Company’s financial statements.

Recent accounting guidance not yet adopted

     In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning July 1, 2017 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consisted of the following:

	June 29, 2014	June 30, 2013

Demand deposits and cash on hand	$634,923	$2,216,729
Money market funds	207,191	1,221,051
	$842,114	$3,437,780

 The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS

     The Company’s marketable securities are categorized as available-for-sale securities. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are based on the quoted market price for those securities. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. At June 29, 2014, the fair value of short-term investments was $1,453,326. At June 30, 2013, the fair value of short-term investments was $949,815. Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

   As of June 29, 2014, the Company had $100,125 of gross unrealized gains from its investments in federal agency mortgage backed securities which had a fair value of $3,605,513. As of June 30, 2013, $16,925 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $3,430,670. The Company’s investments were as follows:

	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 29, 2014
Equity securities	$1,285,759	$4,089,398	$(1,171)	$5,373,986

Mutual fund	3,505,388	100,125	-	3,605,513

Certificates of deposits	1,453,326	-	-	1,453,326

June 30, 2013
Equity securities	$888,998	$4,159,182	$(1,623)	$5,046,557

Mutual fund	3,413,745	16,925	-	3,430,670

Certificates of deposits	949,815	-	-	949,815

    During fiscal 2014 and fiscal 2013, the Company had certain equity securities with cumulative unrealized losses of $1,171 and $1,623 respectively. Management believes the unrealized losses are temporary and the Company has the ability and intent to hold these securities long enough to recover its investment.

	Less than 12 months		12 Months or greater		Total
June 29, 2014	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$4,674	$(1,171)	$-	$-	$4,674	$(1,171)

	Less than 12 months		12 Months or greater		Total
June 30, 2013	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$-	$-	$3,392	$(1,623)	$3,392	$(1,623)

  The equity securities portfolio includes the following stocks:

82,112	shares of AT&T
4,508	shares of Frontier Communications
412	shares of DexMedia
40,000	shares of Sprint Nextel
6,471	shares of Vodafone
2,520	shares of Manulife
4,398	shares of CenturyLink
774	shares of Teradata
774	shares of NCR
31,904	shares of Verizon
4,079	shares of Windstream

     During the year ended June 29, 2014, the Company purchased 5,000 shares of Verizon. In addition the Company received 3,120 shares of Verizon as a result of Vodafone’s special dividend funded by its sale of Verizon Wireless. LSI was purchased by Anago in an all cash transaction resulting in a gain of $281 on the Company’s holdings of LSI. In the year ended June 30, 2013 there was an exchange of the Company’s shares of SuperMedia for shares of DexMedia as a result of the merger on April 30, 2013.

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

A financial instrument's level within the fair value heirarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair value of these assets as of June 29, 2014 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 29, 2014	June 29, 2014

Equity securities	$5,373,986	$-	$-	$(70,956)	$4,088,226

Mutual fund	3,605,513	-	-	83,200	100,125

Certificates of deposits	-	1,453,326	-	-	-
TOTAL	$8,979,499	$1,453,326	-	$12,244	$4,188,351

The fair value of these assets as of June 30, 2013 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2013	June 30, 2013

Equity securities	$5,046,557	$-	$-	$258,058	$4,157,559

Mutual fund	3,430,670	-	-	(185,056)	16,925

Certificates of deposits	-	949,815	-	-	-
TOTAL	$8,477,227	$949,815	-	$73,002	$4,174,484

   The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4. LAND, BUILDINGS, AND EQUIPMENT

    Land, buildings, and equipment, at cost, consisted of the following:

	June 29,	June 30,
	2014	2013
Buildings	$18,504,838	$18,114,523
Leasehold and building improvements	8,069,448	7,922,989
Bowling lanes and equipment	22,230,327	22,155,815
Land	10,526,607	10,555,210
Amusement games	750,079	790,222
Bowling lanes and equipment not yet in use	164,123	585,379
	60,245,422	60,124,138
Less accumulated depreciation and amortization	39,358,295	38,144,649
	$20,887,127	$21,979,489

    Depreciation and amortization expense for buildings and equipment for fiscal years 2014 and 2013 was $1,323,276, and $1,426,175, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

    The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for increases in real estate taxes.

    In June 2014, the Company amended a lease for one location for a five year and 3 month period with an option for an additional five year period such that the lease including the five year option now expires in 2024.

    At June 29, 2014, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2015	$315,500
2016	318,000
2017	318,000
2018	318,000
2019	318,000
Thereafter	33,834
Total minimum lease payments	$1,621,334

    Net rent expense was as follows:

	For the Years Ended
	June 29,	June 30,
	2014	2013

Minimum rent under operating leases	$288,000	$288,000
Excess percentage rents	-	-
	$288,000	$288,000

Purchase Commitments

    The Company's purchase commitments at June 29, 2014 are for materials, supplies, services and equipment as part of the normal course of business.

6. PROFIT-SHARING AND ESOP PLAN

    The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended June 29, 2014 and June 30, 2013, contributions in the amounts of $48,000 and $124,000, respectively, were charged to operating expense.

    Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. The Company contributed $48,000 for fiscal year 2014. For fiscal year 2013, the Company contributed 9,500 shares of Bowl America common stock valued at $123,500, based on the market price on the date of contribution. The Company has no defined benefit plan or other post retirement plan.

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

    The Company had no material unrecognized tax benefits at June 29, 2014 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after June 27, 2010 are still open to examination by those relevant taxing authorities.

    The significant components of the Company's deferred tax assets and liabilities were as follows:

	June 29,	June 30,
	2014	2013
Deferred tax:
Land, buildings, and equipment	$827,197	$1,031,993
Unrealized gain on available- for-sale securities	1,596,862	1,590,479
Prepaid expenses and other	(31,138)	(29,246)
Deferred tax liabilities	$2,392,921	$2,593,226

   Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2014	2013
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	(4.6)	4.0
Dividends received exclusion	(6.6)	(1.3)
All other net	3.7	(1.2)
	26.5%	35.5%

   Income tax expense from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate to income from continuing operations before tax for the following reasons:

	For the Years Ended
	2014	2013
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	(4.6)	4.0
Dividends received exclusion	(6.6)	(2.8)
All other net	3.7	(2.8)
	26.5%	32.4%

8. STOCKHOLDERS' EQUITY

    The Class A shares have one vote per share. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder. In the year ended June 30, 2013, 53,945 shares of Class B stock were converted to Class A stock.

    At June 29, 2014, and June 30, 2013, the Company had $39,093 in employee loans related to the issuance of shares. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 2% to 3.5% and are payable over a term of three years from the date of the agreements which range from 2012 to 2014. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION

    Deferred compensation payable was a total of $40,213 at June 29, 2014, and $45,236 at June 30, 2013. The current portion of these amounts is $6,125 at June 29, 2014, and $6,042 at June 30, 2013, and is included in accrued expenses.

10. DISCONTINUED OPERATIONS

      On May 30, 2013 the Company consummated the sale of Bowl America Winter Park in Orlando, Florida for $2,850,000 resulting in a gain on the sale of the land, building and equipment of $2,768,066.

The location had been operating with negative cash flow. In the year ended June 30, 2013 revenues for this location were $295,611.

	June 29, 2014	June 30, 2013

Gain on sale of Bowl America Winter Park	$-	$2,768,066
Loss on Bowl America Winter Park operations	(4,268)	(74,398)
Discontinued operations income (loss) before taxes	(4,268)	2,693,668

Net income tax (benefit) and taxes	(1,494)	1,024,219
(Loss) gain from discontinued operations, net of tax	$(2,774)	$1,669,449