Form 10-Q
period 2014-09-28
BOWL AMERICA INC
filed 2014-11-12
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 28, 2014

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
November 10, 2014
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended
	September 28,	September 29,
	2014	2013
Operating Revenues:
Bowling and other	$3,301,343	$3,395,226
Food, beverage and merchandise sales	1,328,001	1,355,048
Total Operating Revenue	4,629,344	4,750,274

Operating Expenses:
Employee compensation and benefits	2,753,227	2,813,723
Cost of bowling and other services	1,528,706	1,558,187
Cost of food, beverage and merchandise sales	435,190	436,801
Depreciation and amortization	325,392	355,292
General and administrative	217,353	206,277
Total Operating Expenses	5,259,868	5,370,280

Operating Loss	(630,524)	(620,006)
Interest, dividend and other income	146,307	138,769

Loss from continuing operations before provision for income tax benefit	(484,217)	(481,237)
Provision for income tax benefit	(169,500)	(168,400)

Net loss from continuing operations	$(314,717)	$(312,837)

Loss from discontinued operations, net of tax	$-	$(5,553)
Net loss	$(314,717)	$(318,390)

Loss per share-basic & diluted
Continuing operations	$(.06)	$(.06)
Discontinued operations	$.00	$(.00)
Net loss per share	$(.06)	$(.06)

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$877,365	$851,561

Per share, dividends paid, Class A	$.17	$.165

Per share, dividends paid, Class B	$.17	$.165

The operating results for the thirteen (13) week period ended September 28, 2014 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	September 28,	September 29,
	2014	2013

Net Loss	$(314,717)	$(318,390)
Other comprehensive earnings-net of tax
Unrealized (loss) gain on available- for-sale securities net of tax benefit of $25,790 and $58,754	(41,899)	(95,458)

Comprehensive Loss	$(356,616)	$(413,848)

The operating results for the thirteen (13) week period ended September 28, 2014 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 28,	June 29,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,303,145	$842,114
Short-term investments	133,549	1,453,326
Inventories	602,681	520,355
Prepaid expenses and other	210,265	610,416
Income taxes refundable	312,856	312,856
Current deferred income tax	169,500	-
TOTAL CURRENT ASSETS	2,731,996	3,739,067
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $39,661,343 and $39,358,295	20,877,722	20,887,127
OTHER ASSETS:
Marketable investment securities	8,936,100	8,979,499
Cash surrender value-life insurance	677,922	677,922
Other	80,165	80,165
TOTAL OTHER ASSETS	9,694,187	9,737,586
TOTAL ASSETS	$33,303,905	$34,363,780

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$495,578	$681,509
Accrued expenses	882,566	1,091,098
Dividends payable	877,365	877,365
Other current liabilities	902,427	308,068
Current deferred income taxes	24,705	24,705
TOTAL CURRENT LIABILITIES	3,182,641	2,982,745
LONG-TERM DEFERRED COMPENSATION	34,088	34,088
NONCURRENT DEFERRED INCOME TAXES	2,342,426	2,368,216
TOTAL LIABILITIES	5,559,155	5,385,049

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,849,814	7,849,814
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,550,704	2,592,603
Retained earnings	16,828,135	18,020,217
TOTAL STOCKHOLDERS' EQUITY	27,744,750	28,978,731

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,303,905	$34,363,780

See notes to condensed consolidated financial statements.

 BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	September 28,	September 29,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(314,717)	$(318,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	325,392	355,292
Changes in assets and liabilities
Increase in inventories	(82,326)	(141,799)
Decrease in prepaid & other	400,151	214,098
Increase in income taxes refundable	-	(6,000)
Decrease in income taxes payable	-	(151,227)
Decrease in other long-term assets	-	3,800
Increase in deferred tax asset	(169,500)	(171,500)
Decrease increase in accounts payable	(185,931)	(264,128)
Decrease in accrued expenses	(208,532)	(77,374)
Increase in other current liabilities	594,359	563,883
Net cash provided by operating activities	358,896	6,655

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(315,987)	(44,422)
Net sales & maturities (purchases) of short-term investments	1,319,777	(499,067)
Purchases of marketable securities	(24,290)	(270,898)
Net cash provided by (used by) investing activities	979,500	(814,387)

Cash Flows From Financing Activities
Payment of cash dividends	(877,365)	(851,561)
Net cash used in financing activities	(877,365)	(851,561)

Net Increase (decrease) in Cash and Equivalents	461,031	(1,659,293)

Cash and Cash Equivalents, Beginning of period	842,114	3,437,780

Cash and Cash Equivalents, End of period	$1,303,145	$1,778,487

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$-	$157,227

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended

September 28, 2014

(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of June 29, 2014 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 2014.

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at September 28, 2014 and June 29, 2014 were as follows:

September 28, 2014 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,549	$133,549	$-
Equity securities	$5,319,759	$1,285,759	$4,034,000
Mutual funds	$3,616,341	$3,529,677	$86,664

June 29, 2014 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$1,453,326	$1,453,326	$-
Equity securities	$5,373,986	$1,285,759	$4,088,227
Mutual funds	$3,605,513	$3,505,388	$100,125

The fair values of the Company’s investments were determined as follows:

September 28, 2014 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,549	$-
Equity securities	5,319,759	-	-
Mutual funds	3,616,341	-	-

Total	$8,936,100	$133,549	$-

June 29, 2014 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$1,453,326	$-
Equity securities	5,373,986	-	-
Mutual funds	3,605,513	-	-

Total	$8,979,499	$1,453,326	$-

The stocks included in the portfolio as of September 28, 2014 were:

82,112	shares of AT&T	4,398	shares of CenturyLink
4,508	shares of Frontier Communications	412	shares of DexMedia
774	shares of Teradata	774	shares of NCR
40,000	shares of Sprint	31,904	shares of Verizon
6,471	shares of Vodafone	4,079	shares of Windstream
2,520	shares of Manulife

      The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.  Commitments and Contingencies

The Company’s purchase commitments at September 28, 2014, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

       There were no new accounting pronouncements during the quarter ended September 28, 2014, that would impact the Company.

6. Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 12, 2014, and has determined that no material subsequent events have occurred.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized. The Company purchased a total of 10,000 shares of Verizon during previous periods at a cost of approximately $430,000 and 3,120 shares of Verizon were received as a special dividend from Vodafone. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales and over $3,900,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on September 28, 2014 was approximately $5.3 million. The value of securities held at June 29, 2014 was approximately $5.4 million. Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $1,437,000 at September 28, 2014 compared to $2,295,000 at June 29, 2014.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested. The fund is carried at fair value on the last day of the reporting period. At September 28, 2014, the value was approximately $3,616,000.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

During the three-month period ended September 28, 2014, the Company expended approximately $316,000 for the purchase of building, entertainment and restaurant equipment.  The Company has no current plans to obtain third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accounts payable were attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At September 28, 2014, league deposits of approximately $738,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended September 28, 2014 was $359,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the three-month period ended September 28, 2014.  In September 2014, the Company declared a regular quarterly dividend of $.17 per share, payable November 12, 2014.  The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  The Company operates primarily in the Washington, DC area where its business is vulnerable to sequestration or other downsizing of the federal government. Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal quarters ended September 28, 2014, and September 29, 2013, and the dollar and percentage changes therein.

	Thirteen weeks ended
	September 28, 2014 and September 29, 2013
	Dollars in thousands
	2014	2013	Change	% Change
Operating Revenues:
Bowling and other	$3,301	$3,395	$(94)	(2.8)
Food, beverage and merchandise sales	1,328	1,355	(27)	(2.0)
	4,629	4,750	(121)	(2.5)
Operating Expenses:
Employee Compensation and benefits	2,753	2,814	(61)	(2.2)
Cost of bowling and other services	1,529	1,558	(29)	(1.9)
Cost of food, beverage and merchandise sales	435	437	(2)	(.4)
Depreciation and amortization	325	355	(30)	(8.4)
General and administrative	218	206	12	5.4
	5,260	5,370	(110)	(2.0)

Operating loss from continuing operations	(631)	(620)	(11)	(1.8)

Interest, dividend and other income	146	139	7	5.0
Loss from continuing operations before tax benefit	(485)	(481)	(4)	(.6)
Income tax benefit	(170)	(168)	(2)	(.7)

Loss from continuing operations	$(315)	$(313)	$(2)	(.6)
Loss from discontinued operations, net of tax	$0	$(5)	$5	100.0
Net loss	$(315)	$(318)	$3	1.2

For the thirteen week period ended September 28, 2014 there was a loss of $314,717 or $.06 per share. Including the loss from discontinued operations of $5,553 related to a Florida location sold in May 2013, for the thirteen-week period ended September 29, 2013, there was a net loss of $318,390, or $.06 loss per share. Eighteen locations were in operation in both the current year quarter and in the prior year comparable period. The bowling business is seasonal and the first quarter which includes summer months is typically the slowest. Management believes that the length and uncertainty of economic conditions are negatively influencing the public’s discretionary spending. The operating results for the fiscal 2015 period included in this report are not necessarily indicative of results to be expected for the year.

The information included in Operating Revenues and Operating Expenses below relates to the eighteen centers that were in operation for both the fiscal quarter ended September 28, 2014 and the prior year quarter ended September 29, 2013.

Operating Revenues

Total operating revenues decreased 2.5% or $121,000 to $4,629,000 in the thirteen-week period ended September 28, 2014, compared to a decrease of 7% or $360,000 to $4,750,000 in the three-month period ended September 29, 2013.  Bowling and other revenue decreased $94,000 or 3% in the current year fiscal quarter compared to a decrease of $222,000 or 7% in the comparable prior year quarter. Food, beverage and merchandise sales were down $27,000 or 2% in the current year quarter due to lower traffic, compared to a decrease of $137,000 or 10% in the prior year comparable quarter.  Cost of sales declined $2,000 in the current year three-month period due to lower sales.

Operating Expenses

Operating expenses were down $110,000 or 2% to $5,260,000 in the three-month period ended September 28, 2014 compared to a decrease of $213,000 or 4% to $5,370,000 in the prior year quarter ended September 29, 2013.  Employee compensation and benefits were down $60,000 or 2% and $89,000 or 3% in the fiscal first quarters of 2015 and 2014, respectively. The Company continued to make scheduling adjustments in response to lower traffic.  In addition, state unemployment tax rates decreased in the current year.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $29,000 or 2% in the quarter ended September 28, 2014 versus a decrease of $22,000 or 1% in the comparable quarter ended September 29, 2013. Maintenance and repair costs were up $2,000 or 1% in the current year quarter versus an increase of $26,000 or 12% in the comparable quarter of fiscal 2014. Both the current year and prior year periods included roof repairs, and the current year period included plumbing repairs at two locations. The prior year expense included storm drain work.   Advertising costs decreased $7,000 or 7% in the quarter ended September 28, 2014.  Utility costs were down $23,000 or 6% in the three month period ended September 28, 2014 in part due to lower electric rates in our Maryland locations. For the three month period ended September 29, 2013 costs were up slightly. Supplies and services expenses were up $9,000 or 5% in the current year thirteen-week period and were down $26,000 or 14% in the prior year comparable period, partially due to timing of bulk purchases.

Depreciation and amortization expense was down 8% in the three-month period ended September 29, 2013, and down 9% in the prior year comparable three-month period as assets reached full depreciation.

As stated above, the first quarter of the fiscal year is seasonally the slowest and the quarter ended September 28, 2014 resulted in an operating loss from continuing operations of $315,000 compared to an operating loss from continuing operations of $313,000 in the prior year period.

Interest, Dividend and Other Income

Interest, dividend and other income increased $8,000, or 5% in each of the fiscal 2015 and 2014 quarters, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 28, 2014. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 28, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 12, 2014 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended September 28, 2014 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 12, 2014	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: November 12, 2014	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller