Form 10-Q
period 2014-12-28
BOWL AMERICA INC
filed 2015-02-10
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 28, 2014

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
January 26, 2015
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Operating Revenues:
Bowling and other	$4,203,410	$4,216,078	$7,504,753	$7,611,304
Food, beverage and merchandise sales	1,766,628	1,750,768	3,094,629	3,105,816
Total Operating Revenues	5,970,038	5,966,846	10,599,382	10,717,120

Operating Expenses:
Employee compensation and benefits	2,742,256	2,768,185	5,495,483	5,581,908
Cost of bowling and other services	1,478,048	1,575,977	3,006,754	3,134,164
Cost of food, beverage and merchandise sales	553,436	542,714	988,626	979,515
Depreciation and amortization	330,813	366,014	656,205	721,306
General and administrative	235,073	239,280	452,426	445,557
Total Operating Expenses	5,339,626	5,492,170	10,599,494	10,862,450

Operating Income (loss)	630,412	474,676	(112)	(145,330)
Interest, dividend and other income	110,991	90,461	257,298	229,230

Earnings from continuing operations before provision for income taxes	741,403	565,137	257,186	83,900
Provision for income taxes	259,500	197,800	90,000	29,400

Net Earnings from continuing operations	$481,903	$367,337	$167,186	$54,500

Income (loss) from discontinued operations, net of tax	$-	$3,604	$-	$(1,949)

Net Earnings	$481,903	$370,941	$167,186	$52,551

Earnings per share-basic & diluted
Continuing operations	$.09	$.07	$.03	$.01
Discontinued operations	$-	$.00	$-	$.00

NET EARNINGS PER SHARE	$.09	$.07	$.03	$.01

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$877,365	$851,561	$1,754,730	$1,703,122

Per share, dividends paid, Class A	$.17	$.165	$.34	$.33

Per share, dividends paid, Class B	$.17	$.165	$.34	$.33

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 28, 2014 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013

Net Earnings	$481,903	$370,941	$167,186	$52,551
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available- for-sale securities net of tax (benefit) of $(74,506) and $13,416 for 13 weeks, and ($100,296) and ($45,338) for 26 weeks	(121,049)	21,787	(162,948)	(73,671)

Comprehensive earnings (loss)	$360,854	$392,728	$4,238	$(21,120)

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 28, 2014 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets

(Unaudited)

	As of
	December 28,	June 29,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,960,794	$842,114
Short-term investments	133,572	1,453,326
Inventories	580,988	520,355
Prepaid expenses and other	96,621	610,416
Income taxes refundable	314,856	312,856
TOTAL CURRENT ASSETS	3,086,831	3,739,067
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $39,983,909 and $39,358,295	20,635,713	20,887,127
OTHER ASSETS:
Marketable securities	8,766,664	8,979,499
Cash surrender value-life insurance	677,922	677,922
Other	80,965	80,165
TOTAL OTHER ASSETS	9,525,551	9,737,586
TOTAL ASSETS	$33,248,095	$34,363,780

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$529,646	$681,509
Accrued expenses	641,585	1,091,098
Dividends payable	877,365	877,365
Other current liabilities	1,644,547	308,068
Current deferred income taxes	24,705	24,705
TOTAL CURRENT LIABILITIES	3,717,848	2,982,745
LONG-TERM DEFERRED COMPENSATION	34,088	34,088
NONCURRENT DEFERRED INCOME TAXES	2,267,920	2,368,216
TOTAL LIABILITIES	6,019,856	5,385,049

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,849,814	7,849,814
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,429,655	2,592,603
Retained earnings	16,432,673	18,020,217
TOTAL STOCKHOLDERS' EQUITY	27,228,239	28,978,731

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,248,095	$34,363,780

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	December 28,	December 29,
	2014	2013
Cash Flows From Operating Activities
Net earnings	$167,186	$52,551
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	656,205	721,306
Changes in assets and liabilities
Increase in inventories	(60,633)	(73,525)
Decrease in prepaid & other	513,795	287,698
Increase in income taxes refundable	(2,000)	(84,700)
(Increase) decrease in other long-term assets	(800)	3,800
Decrease in accounts payable	(151,863)	(205,046)
Decrease in accrued expenses	(449,513)	(303,403)
Decrease in income taxes payable	-	(151,227)
Increase in other current liabilities	1,336,479	1,239,710
Net cash provided by operating activities	2,008,856	1,487,164

Cash Flows From Investing Activities
Expenditures for land, building and equip	(404,791)	(117,231)
Net sales & maturities (purchases)of short-term Investments	1,319,754	(500,233)
Purchases of marketable securities	(50,409)	(293,978)
Net cash provided by (used in) Investing activities	864,554	(911,442)

Cash Flows From Financing Activities
Payment of cash dividends	(1,754,730)	(1,703,122)

Net cash used in financing activities	(1,754,730)	(1,703,122)

Net Increase (decrease) in Cash and Equivalents	1,118,680	(1,127,400)

Cash and Equivalents, Beginning of period	842,114	3,437,780

Cash and Equivalents, End of period	$1,960,794	$2,310,380

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$92,000	$264,227

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-six Weeks Ended

December 28, 2014

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

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at December 28, 2014 and June 29, 2014 were as follows:

December 28, 2014			Unrealized Gain/
Description	Fair Value	Cost basis	(loss)
Short-term investments	$133,572	$133,572	$-
Equity securities	$5,087,022	$1,285,759	$3,801,263
Mutual funds	$3,679,642	$3,555,796	$123,846
June 29, 2014			Unrealized Gain
Description	Fair Value	Cost basis	(loss)
Short-term investments	$1,453,326	$1,453,326	$-
Equity securities	$5,373,986	$1,285,759	$4,088,227
Mutual funds	$3,605,513	$3,505,388	$100,125

The fair values of the Company’s investments were determined as follows:

December 28, 2014	Quoted Price for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Certificates of deposits	$-	$133,572	$-
Equity securities	5,087,022	-	-
Mutual funds	3,679,642	-	-

Total	$8,766,664	$133,572	$-
June 29, 2014	Quoted Price for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Certificates of deposits	$-	$1,453,326	$-
Equity securities	5,373,986	-	-
Mutual funds	3,605,513	-	-

Total	$8,979,499	$1,453,326	$-

The stocks included in the equity securities portfolio as of December 28, 2014 were:

82,112	shares of AT&T
2,520	shares of Manulife
412	shares of DexMedia
774	shares of NCR
774	shares of Teradata
6,471	shares of Vodafone
4,398	shares of CenturyLink
4,508	shares of Frontier Communications
40,000	shares of Sprint
31,904	shares of Verizon
4,079	shares of Windstream

      The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3. Commitments and Contingencies

The Company’s purchase commitments at December 28, 2014 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

        In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance amending the requirements for reporting discontinued operations. This guidance limits the requirement for discontinued operations treatment to the disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The Company has adopted the guidance effective for interim periods beginning on or after December 15, 2014.

        In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning July 1, 2017 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

6. Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on February 10, 2015, and has determined that no material subsequent events have occurred.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. The Company purchased a total of 10,000 shares of Verizon during previous periods at a cost of approximately $430,000 and 3,120 shares of Verizon were received as a special dividend from Vodafone. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $3,900,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on December 28, 2014 was approximately $5,100,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested. The fund is carried at fair value on the last day of the reporting period. At December 28, 2014, the value was approximately $3,680,000.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $2,094,000 at the end of the fiscal second quarter of 2015 compared to $2,295,000 at June 29, 2014.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the six-month period ended December 28, 2014, the Company expended approximately $405,000 for the purchase of building, entertainment and restaurant equipment. The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 28, 2014, league deposits of approximately $1,451,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended December 28, 2014 was $2,009,000 which, along with cash on hand and short-term investments, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the quarter ended December 28, 2014, and the six months total was approximately $1,754,000 or $.34 per share.   In December 2014 the Company declared a regular quarterly dividend of $.17 per share, payable February 11, 2015 to shareholders of record on January 9, 2015. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompts people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarter and year-to-date periods ended December 28, 2014, and December 29, 2013, and the dollar and percentage changes therein.

	Thirteen weeks ended
	December 28, 2014 and December 29, 2013
	Dollars in thousands
	2014	2013	Change	% Change
Operating Revenues:
Bowling and other	$4,203	$4,216	$(13)	(0.3)
Food, beverage and merchandise sales	1,767	1,751	16	0.9
Total Operating Revenue	5,970	5,967	3	0.1
Operating Expenses:
Employee Compensation and benefits	2,742	2,768	(26)	(0.9)
Cost of bowling and other services	1,478	1,576	(98)	(6.2)
Cost of food, beverage and merchandise sales	554	543	11	2.0
Depreciation and amortization	331	366	(35)	(9.6)
General and administrative	235	239	(4)	(1.7)
Total Operating Expenses	5,340	5,492	(152)	(2.8)

Operating Income from continuing operations	630	475	155	32.6
Interest, dividend and other income	111	90	21	24.3

Earnings from continuing operations before taxes	741	565	176	31.2
Income taxes	259	198	61	30.8
Income from continuing operations	482	367	115	31.3
Income (loss) from discontinued operations, net of tax	-	4	(4)	(100.0)
Net Earnings	$482	$371	$111	29.9

	Twenty-six weeks ended
	December 28, 2014 and December 29, 2013
	Dollars in thousands
	2014	2013	Change	% Change
Operating Revenues:
Bowling and other	$7,505	$7,611	$(106)	(1.4)
Food, beverage and merchandise sales	3,094	3,106	(12)	(0.4)
Total Operating Revenues	10,599	10,717	(118)	(1.1)
Operating Expenses:
Employee Compensation and benefits	5,495	5,582	(87)	(1.6)
Cost of bowling and other services	3,007	3,134	(127)	(4.1)
Cost of food, beverage and merchandise sales	989	979	10	1.0
Depreciation and amortization	656	721	(65)	(9.0)
General and administrative	452	446	6	1.3
Total Operating Expenses	10,599	10,862	(263)	(2.4)

Operating (Loss) income from continuing operations	0	(145)	145	100.0
Interest, dividend and other income	257	229	28	12.2

Earnings from continuing operations before taxes	257	84	173	206.0
Income taxes	90	29	61	210.3
Income from continuing operations	167	55	112	203.6
Loss from discontinued operations, net of tax	-	(2)	2	100.0
Net Earnings	$167	$53	$114	215.1

Earnings were $481,903 or $.09 per share for the thirteen week period and $167,186 or $.03 per share for the twenty-six week period ended December 28, 2014. Including discontinued operations, for the thirteen-week and twenty-six periods ended December 29, 2013, net earnings were $370,941or $.07 per share and $52,551 or $.01 per share, respectively. In the prior fiscal year snow storms in December 2013 caused postponements of league bowling to later quarters of that fiscal year. Management believes that the continuing uncertainty of an economic recovery and the consequences of federal tax and spending provisions are influencing the public’s view of discretionary spending. The operating results for fiscal 2015 periods included in this report are not necessarily indicative of results to be expected for the year.

The information included in Operating Revenues and Operating Expenses below relate to the eighteen centers that were in operation for both the fiscal periods ended December 28, 2014 and the prior year periods ended December 29, 2013.

 Operating Revenues

Total operating revenues increased $3,000 to $5,970,000 in the most recent quarter compared to a decrease of $163,000 to $5,967,000 in the three-month period ended December 29, 2013.  For the current fiscal six-month period operating revenues were down $118,000 versus a decrease of $523,000 in the comparable six-month period a year ago.  Bowling and other revenue declined $13,000 in the quarter and $106,000 year-to-date for the periods ended December 28, 2014. Prior year comparable three and six month period revenues showed decreases of $104,000 and $327,000, respectively.

Food, beverage and merchandise sales increased $16,000 or 1% in the current year quarter and were down $12,000 in the six-month period.  Cost of sales increased 2% in the three month and 1% for the six month period ended December 28, 2014.

 Operating Expenses

Operating expenses were down $152,000 or 3% and $263,000 or 2% in the current three and six-month periods, respectively, versus decreases of  $32,000 or less than 1% and $245,000 or 2% each in the three and six month periods, respectively, last year.  Employee compensation and benefits for the three and six month periods were down $26,000 or 1% and $87,000 or 2%, respectively, in the periods ended December 28, 2014, partially as a result of lower state unemployment tax rates. Group health insurance costs decreased slightly as a result of lower premiums and fewer participants. In the prior year comparable periods employee compensation and benefits expenses were down $97,000 and $186,000 or 3%, respectively.

Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $127,000 or 4% and increased $25,000 or 1% in the six-month periods ended December 28, 2014 and December 29, 2013, respectively. In the twenty-six weeks ended December 29, 2013, maintenance and repair costs were up $13,000 or 3% in part due to sewer repairs at one location. Advertising costs during the current year twenty-six week period ended December 28, 2014, were down $92,000. For the six month period ended December 28, 2014 utility costs were down $25,000 or 3%. In the period ended December 29, 2013 utility costs were up $14,000 or 2% due primarily to higher heating costs as the prior year period was colder than the current year. Supplies and services expenses were down $11,000 or 3% in the current year six-month period and were flat in the six-month period in the prior year. The timing of purchases and lower costs of some supplies were the primary reasons for the decrease.

Insurance expense excluding health insurance decreased 1% in the current year-to-date period versus a decrease of 6% in last year’s comparable period.

Depreciation and amortization expense was down 9% in the current six-month period and 7% in the prior year six-month period.

As a result of the above, the current six-month period of fiscal 2015 showed operating income of $167,000 compared to $55,000 from continuing operations in the prior year comparable six-month period.

Interest, Dividend and Other Income

Interest, dividend and other income increased $28,000 in the fiscal 2015 six-month period and decreased $21,000 in the comparable 2014 year-to-date period, respectively. The current year increase relates primarily to ancillary income.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 28, 2014. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 28, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued February 10, 2015 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended December 28, 2014 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 10, 2015	By:	/s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: February 10, 2015	By:	/s/ Cheryl A Dragoo
Cheryl A. Dragoo, Controller