Form 10-Q
period 2015-03-29
BOWL AMERICA INC
filed 2015-05-12
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: March 29, 2015

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

Shares Outstanding at May 7, 2015

Class A Common Stock, $.10 par value	3,746,454

Class B Common Stock, $.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Operating Revenues:
Bowling and other	$5,307,071	$5,168,318	$12,811,824	$12,779,622
Food, beverage and merchandise sales	2,209,356	2,138,735	5,303,985	5,244,551
Total Operating Revenues	7,516,427	7,307,053	18,115,809	18,024,173

Operating Expenses:
Employee compensation and benefits	2,844,728	2,845,221	8,340,211	8,427,129
Cost of bowling and other services	1,658,483	1,659,275	4,665,237	4,793,439
Cost of food, beverage and merchandise sales	612,349	603,860	1,600,975	1,583,375
Depreciation and amortization	330,813	329,280	987,018	1,050,586
General and administrative	234,963	217,127	687,389	662,684
Total Operating Expenses	5,681,336	5,654,763	16,280,830	16,517,213

Operating Income	1,835,091	1,652,290	1,834,979	1,506,960
Interest and dividend income	117,600	332,066	374,898	561,296

Earnings from continuing operations before provision for income taxes	1,952,691	1,984,356	2,209,877	2,068,256
Provision for income taxes	683,400	694,500	773,400	723,900

Net Earnings from continuing operations	$1,269,291	$1,289,856	$1,436,477	$1,344,356

Income (loss) from discontinued operations, net of tax	$-	$112	$-	$(1,837)

Net Earnings	$1,269,291	$1,289,968	$1,436,477	$1,342,519

Earnings per share-basic & diluted
Continuing operations	$.25	$.25	$.28	$.26
Discontinued operations	$-	$.00	$-	$(.00)

NET EARNINGS PER SHARE	$.25	$.25	$.28	$.26

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$877,365	$851,560	$2,632,095	$2,554,682

Per share, dividends paid, Class A	$.17	$.165	$.51	$.495

Per share, dividends paid, Class B	$.17	$.165	$.51	$.495

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 29, 2015 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014

Net Earnings	$1,269,291	$1,289,968	$1,436,477	$1,342,519
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-for-sale securities net of tax (benefit) of ($41,494) and $9,393 for 13 weeks, and ($141,790) and ($35,945) for 39 weeks	(67,414)	15,273	(230,362)	(58,398)

Comprehensive earnings	$1,201,877	$1,305,241	$1,206,115	$1,284,121

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 29, 2015 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 29,	June 29,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,675,433	$842,114
Short-term investments	133,690	1,453,326
Inventories	494,479	520,355
Prepaid expenses and other	278,507	610,416
Income taxes refundable	14,279	312,856
TOTAL CURRENT ASSETS	4,596,388	3,739,067

LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $40,197,069 and $39,358,295	20,449,856	20,887,127
OTHER ASSETS:
Marketable securities	8,699,129	8,979,499
Cash surrender value-life insurance	677,922	677,922
Other	81,465	80,165
TOTAL OTHER ASSETS	9,458,516	9,737,586
TOTAL ASSETS	$34,504,760	$34,363,780

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$598,035	$681,509
Accrued expenses	816,495	1,091,098
Dividends payable	877,365	877,365
Other current liabilities	2,374,895	308,068
Current deferred income taxes	24,705	24,705
TOTAL CURRENT LIABILITIES	4,691,495	2,982,745
LONG-TERM DEFERRED COMPENSATION	34,088	34,088
NONCURRENT DEFERRED INCOME TAXES	2,226,426	2,368,216
TOTAL LIABILITIES	6,952,009	5,385,049

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares	374,645	374,645
Class A issued and outstanding 3,746,454
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,849,814	7,849,814
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,362,241	2,592,603
Retained earnings	16,824,599	18,020,217
TOTAL STOCKHOLDERS' EQUITY	27,552,751	28,978,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,504,760	$34,363,780

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	March 29,	March 30,
	2015	2014
Cash Flows From Operating Activities
Net earnings	$1,436,477	$1,342,519
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization (including discontinued operations)	987,018	1,050,586
Changes in assets and liabilities
Decrease (increase) in inventories	25,876	(40,564)
Decrease in prepaid & other	331,909	81,986
Decrease in income taxes refundable	298,577	58,129
(Increase) decrease in other long-term assets	(1,300)	4,300
Decrease in accounts payable	(83,474)	(110,489)
Decrease in accrued expenses	(274,603)	(156,393)
Increase in income taxes payable	-	36,500
Increase in other current liabilities	2,066,827	1,997,382

Net cash provided by operating activities	4,787,307	4,263,956

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(549,747)	(159,262)
Net sales & maturities (purchases) of short-term investments	1,319,636	(502,056)
Purchases of marketable securities	(91,782)	(468,751)

Net cash provided by (used in) investing activities	678,107	(1,130,069)

Cash Flows From Financing Activities
Payment of cash dividends	(2,632,095)	(2,554,682)

Net cash used in financing activities	(2,632,095)	(2,554,682)

Net increase in Cash and Equivalents	2,833,319	579,205

Cash and Equivalents, Beginning of period	842,114	3,437,780

Cash and Equivalents, End of period	$3,675,433	$4,016,985

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$474,822	$628,271

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Weeks Ended

March 29, 2015

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 2014.

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at March 29, 2015 and June 29, 2014 were as follows:

March 29, 2015 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,690	$133,690	$-
Equity securities	$4,957,542	$1,295,759	$3,661,783
Mutual funds	$3,741,587	$3,597,170	$144,417
June 29, 2014 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$1,453,326	$1,453,326	$-
Equity securities	$5,373,986	$1,285,759	$4,088,227
Mutual funds	$3,605,513	$3,505,388	$100,125

The fair values of the Company’s investments were determined as follows:

March 29, 2015 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,690	$-
Equity securities	4,957,542	-	-
Mutual funds	3,741,587	-	-

Total	$8,699,129	$133,690	$-

June 29, 2014 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$1,453,326	$-
Equity securities	5,373,986	-	-
Mutual funds	3,605,513	-	-

Total	$8,979,499	$1,453,326	$-

The common stocks included in the equity securities portfolio as of March 29, 2015 were:

82,112	shares of AT&T
2,520	shares of Manulife
412	shares of DexMedia
774	shares of NCR
774	shares of Teradata
6,471	shares of Vodafone
4,398	shares of CenturyLink
4,508	shares of Frontier Communications
40,000	shares of Sprint
31,904	shares of Verizon
4,079	shares of Windstream

      The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3. Commitments and Contingencies

The Company’s purchase commitments at March 29, 2015 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

       There were no new accounting pronouncements during the quarter ended March 29, 2015 that would impact the Company.

6. Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on May 12, 2015, and has determined that no material subsequent events have occurred.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. The Company purchased a total of 10,000 shares of Verizon during previous periods at a cost of approximately $430,000 and 3,120 shares of Verizon were received as a special dividend from Vodafone. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $3,900,000 in dividends, the majority of which are tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on March 29, 2015 was approximately $4,958,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. Except for a one time sale of approximately $666,000 in 1991, all earnings have been reinvested. The fund is carried at fair value on the last day of the reporting period. At March 29, 2015, the value was approximately $3,742,000.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $3,809,000 at the end of the fiscal third quarter of 2015 compared to $2,295,000 at June 29, 2014.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the nine-month period ended March 29, 2015, the Company expended approximately $550,000 for the purchase of building, entertainment and restaurant equipment. The Company has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At March 29, 2015, league deposits of approximately $2,092,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended March 29, 2015 was $4,787,000 which, along with cash on hand and short-term investments, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the quarter ended March 29, 2015, and the nine months total was approximately $2,632,000 or $.51 per share.   In March 2015 the Company declared a regular quarterly dividend of $.17 per share, payable May 14, 2015 to shareholders of record on April 17, 2015. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

RESULTS OF OPERATIONS

Earnings were $1,269,291 or $.25 per share for the thirteen week period and $1,436,477 or $.28 per share for the thirty-nine week period ended March 29, 2015. Including discontinued operations, for the thirteen-week and thirty-nine week periods ended March 30, 2014, net earnings were $1,289,968 or $.25 per share and $1,342,519 or $.26 per share, respectively.   Both the current and prior fiscal years were impacted by snow storms causing postponements of league bowling to fourth quarters of the fiscal years. Management believes that the continuing uncertainty of an economic recovery and the consequences of federal tax and spending provisions are influencing the public’s view of discretionary spending. The operating results for fiscal 2015 periods included in this report are not necessarily indicative of results to be expected for the year.

The following tables set forth the items in our consolidated summary of operations for the fiscal quarter and year-to-date periods ended March 29, 2015, and March 30, 2014, and the dollar and percentage changes therein.

	Thirteen weeks ended
	March 29, 2015 and March 30, 2014
	Dollars in thousands
	2015	2014	Change	% Change
Operating Revenues:
Bowling and other	$5,307	$5,168	$139	2.7
Food, beverage and merchandise sales	2,209	2,139	70	3.3
Total Operating Revenues	7,516	7,307	209	2.9
Operating Expenses:
Employee compensation and benefits	2,845	2,845	0	0
Cost of bowling and other services	1,658	1,659	(1)	(.1)
Cost of food, beverage and merchandise sales	612	604	8	1.3
Depreciation and amortization	331	330	1	.3
General and administrative	235	217	18	8.3
Total Operating Expenses	5,681	5,655	26	.5

Operating income from continuing operations	1,835	1,652	183	11.1
Interest and dividend income	118	332	(214)	(64.5)
Earnings from continuing operations before taxes	1,953	1,984	(31)	(1.6)
Income taxes	684	694	(10)	(1.4)
Income from continuing operations	1,269	1,290	(21)	(1.6)
Income (loss) from discontinued operations, net of tax	-	-	-	-
Net Earnings	$1,269	$1,290	$(21)	(1.6)

	Thirty-nine weeks ended
	March 29, 2015 and March 30, 2014
	Dollars in thousands
	2015	2014	Change	% Change
Operating Revenues:
Bowling and other	$12,812	$12,780	$32	.3
Food, beverage and merchandise sales	5,304	5,244	60	1.1
Total Operating Revenues	18,116	18,024	92	.5
Operating Expenses:
Employee compensation and benefits	8,340	8,427	(87)	(1.0)
Cost of bowling and other services	4,665	4,793	(128)	(2.7)
Cost of food, beverage and merchandise sales	1,601	1,583	18	1.1
Depreciation and amortization	987	1,051	(64)	(6.1)
General and administrative	688	663	25	3.8
Total Operating Expenses	16,281	16,517	(236)	(1.4)

Operating income from continuing operations	1,835	1,507	328	21.8
Interest and dividend income	375	561	(186)	(33.2)
Earnings from continuing operations before taxes	2,210	2,068	142	6.9
Income taxes	774	724	50	6.9
Income from continuing operations	1,436	1,344	92	6.8
Loss from discontinued operations, net of tax	-	(2)	2	100.0
Net Earnings	$1,436	$1,342	$94	7.0

Operating Revenues

Total operating revenues increased $209,000 to $7,516,000 in the quarter ended March 29, 2015 compared to a decrease of $332,000 to $7,307,000 in the three-month period ended March 30, 2014.  For the current fiscal nine-month period operating revenues were up $92,000 versus a decrease of $855,000 in the comparable nine-month period a year ago.  Bowling and other revenue increased $139,000 and $32,000 respectively in the quarter and year-to-date periods ended March 29, 2015, and declined $291,000 and $617,000, respectively, in the prior year comparable periods. Management believes the winter weather in each of the quarters ended in March negatively impacted open play revenue. In addition, some league play scheduled for the third quarter will occur in the fourth quarter.

Food, beverage and merchandise sales increased $70,000 or 3% in the current year quarter and were up $60,000 or 1% in the nine-month period. Cost of sales was up 1% for both the quarter and nine month periods ended March 29, 2015.

Operating Expenses

Operating expenses were up $26,000 or less than 1% and down $236,000 or 1% in the current three and nine-month periods, respectively, versus decreases of  $37,000 or 1% and $282,000 or 2% in the three and nine month periods, respectively, last year.  Employee compensation and benefits were flat for the current fiscal year three month period and down $87,000 or 1% in the nine month period versus a decline of $84,000 and $270,000 in the prior year comparable periods, respectively, or 3% in the three and nine month periods ended March 30, 2014.  Group health insurance costs were flat in the current nine month period. The Company saw a decrease in the same category in the prior year comparable period as a result of lower premiums and fewer participants.  Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services was down $128,000 or 3% versus an increase of $110,000 or 2% in the nine-month periods ended March 29, 2015 and March 30, 2014, respectively. In the current thirty-nine weeks ended March 29, 2015, maintenance and repair costs were up $17,000 or 3% primarily related to building repairs. The current and prior year nine month periods included snow removal costs of $80,000 and $105,000, respectively. Advertising costs during the current year thirty-nine week period ended March 29, 2015, were down $82,000. For the nine month period ended March 29, 2015 utility costs were down slightly as a decrease in communications costs offset higher electric and gas expense. In the prior year comparable period utility costs were up $36,000 or 3% due primarily to higher heating costs. Supplies and services expenses were flat in the current year nine month period and down $27,000 or 4% in the nine month period ended March 30, 2014.

Insurance expense excluding health insurance decreased 1% and 4% in the current and prior year-to-date periods, respectively.

Depreciation and amortization expense was down 6% in the current nine-month period and 8% in the prior year nine-month period.

As a result of the above, the current nine-month period of fiscal 2015 showed operating income from continuing operations of $1,835,000 compared to $1,507,000 in the prior year comparable nine-month period.

Interest and Dividend Income

Interest and dividend income decreased $186,000 or 33% in the fiscal 2015 nine-month period and increased $213,000 in the fiscal 2014 nine-month period. Interest income was up $19,000 or 25% in the current year primarily due to long and short gains paid on the Ginnie Mae portfolio. In fiscal 2014 the Company received a special dividend from Vodaphone consisting of stock and cash valued at $208,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 29, 2015. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 29, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 12, 2015 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and thirty-nine weeks ended March 29, 2015 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 12, 2015	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: May 12, 2015	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, Controller