Form 10-K
period 2015-06-28
BOWL AMERICA INC
filed 2015-09-24
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2015	Commission file Number 1-7829

BOWL AMERICA INCORPORATED

(Exact name of registrant as specified in its charter.)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia	22312
(Address of principal executive offices)	(Zip Code)

(703) 941-6300

Registrant's telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered

Class A Common stock (par value $.10)	NYSE MKT

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES [ ] NO [X]

As of December 26, 2014, which was the last business day of the registrant's most recently completed second quarter, 3,746,454 Class A common shares were outstanding, and the aggregate market value of the Class A common shares (based upon the closing price of these shares on the NYSE MKT) of Bowl America Incorporated held by non-affiliates of the registrant was approximately $34 million. As of that date 1,414,517 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If all of the Class B shares were converted to Class A shares as of December 26, 2014, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $36 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at September 15, 2015
Class A Common Stock $.10 par value	3,746,454
Class B Common Stock $.10 par value	1,414,517

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 28, 2015, are incorporated by reference into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), Financial Statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

 -i-

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end fiscal year 2015, the Company and its wholly-owned subsidiaries operated 18 bowling centers.

(b) Financial Information about Industry Segments

The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2015, the Company had operating revenues from continuing operations of approximately $23.1 million, and approximately $32 million in total assets. Merchandise sales, including food and beverages, were approximately 29% of operating revenues. The balance of operating revenues (approximately 71%) represents fees for bowling and related services. Earnings per share for fiscal 2015 were $0.32.

(c) Narrative Description of Business

During fiscal year 2015, the Company operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 726 lanes.

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

The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the markets in which it operates. The principal method of competition is the quality of service furnished to the Company's customers. Its primary competitor is Bowlmor AMF.

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

Two of the Company's bowling centers are located in leased premises, and the remaining sixteen centers are owned by the Company. The Company's leases expire in fiscal 2020. The specific locations of the bowling centers are discussed under Item 1(c).

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

The table below presents the high and low sales price of the Company's Class A Common Stock in each quarter of fiscal years 2015 and 2014.

2015	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$15.50	$15.45	$15.50	$15.50
Low	$13.12	$13.79	$14.08	$14.27

2014	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$14.35	$15.34	$15.50	$15.50
Low	$13.01	$13.55	$13.65	$14.04

Holders

As of September 15, 2015, the approximate number of holders of record of the Company's Class A Common Stock was 297 and of the Company's Class B Common Stock was 23.

Cash Dividends

The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2015 and 2014.

Class A Common Stock

Quarter	2015	2014

First	17 cents	16.5 cents
Second	17 cents	16.5 cents
Third	17 cents	16.5 cents
Fourth	17 cents	16.5 cents

Class B Common Stock

Quarter	2015	2014

First	17 cents	16.5 cents
Second	17 cents	16.5 cents
Third	17 cents	16.5 cents
Fourth	17 cents	16.5 cents

The Board of Directors decides the amount and timing of any dividend at its quarterly meetings based on its appraisal of the state of the business, the economic climate and estimate of future opportunities at such time.

ITEM 6. SELECTED FINANCIAL DATA

The information is set forth in the section of Exhibit 99(a) entitled "Selected Financial Data" on page 13 of this Form 10-K and is incorporated herein by reference. Such information should be read in conjunction with the audited financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of June 28, 2015. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2015 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated balance sheets as of June 28, 2015 and June 29, 2014

Consolidated statements of earnings and comprehensive earnings - years ended June 28, 2015 and June 29, 2014

Consolidated statements of stockholders' equity - years ended June 28, 2015 and June 29, 2014

Consolidated statements of cash flows - years ended June 28, 2015 and June 29, 2014

Notes to the consolidated financial statements - years ended June 28, 2015 and June 29, 2014

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

10.1     Amended Employment Agreement, dated as of June 22, 2015, between the Company and Leslie H. Goldberg (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 22, 2015).

10.2     Amended Employment Agreement, dated as of June 22, 2015, between the Company and Cheryl A. Dragoo (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 22, 2015).

20 Press release dated September 24, 2015

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

99(a) Selected Financial Data (Item 6), set forth as page 13 hereof

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

Date: September 24, 2015

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Financial Officer,

Senior Vice President

Principal Financial and Accounting Officer

Date: September 24, 2015

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg
Leslie H. Goldberg
President, Principal Executive & Operating Officer and Director

Date: September 24, 2015

/s/ Ruth Macklin	/s/ Cheryl A Dragoo
Ruth Macklin	Cheryl A Dragoo
Senior Vice President, Secretary, Treasurer and Director	Senior Vice President, Principal Financial & Accounting Officer and Director

Date: September 24, 2015	Date: September 24, 2015

/s/ Warren T. Braham	/s/ Nancy Hull
Warren T. Braham	Nancy Hull
Director	Director

Date: September 24, 2015	Date: September 24, 2015

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: September 24, 2015	Date: September 24, 2015

/s/ Arthur H. Bill
Arthur H. Bill
Director

Date: September 24, 2015

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 28, 2015. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of June 28, 2015, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences. Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive. Bowling has those advantages. However, the longer the economy remains unstable, the less willing people are to spend on other than necessities. Current economic and political conditions continue to create challenges, but our response is helped by having the resources to be able to promote the sport. Weather is also a factor, especially for casual bowlers. While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. The Company purchased a total of 10,000 shares of Verizon during previous periods at a cost of approximately $430,000 and 3,120 shares of Verizon were received as a special dividend from Vodafone. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,151,000 in dividends, the majority of which were tax favored in the form of exclusion from federal taxable income. The exclusion continues into the current year. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on June 28, 2015 was approximately $5,200,000. The value of securities held at June 29, 2014 was approximately $5,400.000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period and at June 28, 2015, the value was approximately $3,676,000. In August 2015 approximately $1,000,000 of this fund was redeemed to meet the August 2015 dividend payment.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $912,000 at the end of fiscal 2015 compared to $2,295,000 at the end of fiscal 2014.

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

Cash flow provided by operating activities for the year ended June 28, 2015, was $3,053,000. Equipment purchases during fiscal year 2015 used approximately $797,000. Proceeds from Ginnie Mae dividends totaling approximately $112,600 in fiscal year 2015 were used to purchase additional shares in the fund. Short-term cash was used to meet the balance of $3,509,000 required to pay regular dividends during the fiscal year.

The Company paid cash dividends totaling approximately $3.5 million, or $.68 per share, to shareholders during the 2015 fiscal year, making this the forty-third consecutive year of increased regular dividends per share. In June 2015, the Company declared a quarterly $.17 per share dividend, paid in August 2015. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of opportunities at such time.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal fourth quarters ended June 28, 2015 and June 29, 2014, respectively, and the dollar and percentage changes therein.

	Thirteen weeks ended
	June 28, 2015 and June 29, 2014
	Dollars in thousands
	2015	2014	Change	% Change
Operating Revenues:
Bowling and other	$3,497	$3,315	$182	5.5%
Food, beverage & merchandise sales	1,512	1,441	71	4.9
	5,009	4,756	253	5.3
Operating Expenses:
Compensation & benefits	2,674	2,697	(23)	(.8)
Cost of bowling & other	1,285	1,316	(31)	(2.4)
Cost of food, beverage & merchandise sales	485	479	6	1.3
Depreciation & amortization	268	273	(5)	(1.8)
General & administrative	222	300	(78)	(26.0)
	4,934	5,065	(131)	(2.6)
(Loss) gain on disposal of assets	(4)	9	(13)	(144.4)
Operating income from continuing operations	71	(300)	371	123.7
Interest, dividend and other income	120	102	18	17.6
Earnings from continuing operations before taxes	191	(198)	389	196.5
Income taxes	(13)	(227)	214	94.3
Earnings from continuing operations	204	29	175	603.4
(Loss) from discontinued operations net of tax	-	(1)	1	100.0
Net Earnings	$204	$28	$176	628.6

The following table sets forth the items in our consolidated summary of operations for the fiscal years ended June 28, 2015 and June 29, 2014, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended
	June 28, 2015 and June 29, 2014
	Dollars in thousands
	2015	2014	Change	% Change
Operating Revenues:
Bowling and other	$16,309	$16,094	$215	1.3%
Food, beverage & merchandise sales	6,816	6,686	130	1.9
	23,125	22,780	345	1.5
Operating Expenses:
Compensation & benefits	11,014	11,124	(110)	(1.0)
Cost of bowling & other	5,950	6,110	(160)	(2.6)
Cost of food, beverage & merchandise sales	2,086	2,062	24	1.2
Depreciation & amortization	1,255	1,323	(68)	(5.1)
General & administrative	910	963	(53)	(5.5)
	21,215	21,582	(367)	(1.7)
(Loss) gain on disposal of assets	(4)	9	(13)	(144.4)
Operating income from continuing operations	1,906	1,207	699	57.9
Interest, dividend and other income	495	663	(168)	(25.3)
Earnings from continuing operations before taxes	2,401	1,870	531	28.4
Income taxes	761	497	264	53.1
Earnings from continuing operations	1,640	1,373	267	19.4
(Loss) from discontinued operations net of tax	-	(3)	3	100.0
Net Earnings	$1,640	$1,370	$270	19.7

Net Earnings were $203,752 or $.04 per share for the thirteen week period and $1,640,229 or $.32 per share for the fifty-two week period ended June 28, 2015. Including discontinued operations, for the thirteen week and fifty-two week periods ended June 29, 2014 net earnings were $27,875 or $.01 per share and $1,370,394 or $.27 per share, respectively. Fiscal 2015 and 2014 each consisted of 52 weeks and eighteen centers were in operation throughout both years.

Operating Revenues

Total operating revenue increased 1.5%, or $345,000, to $23.1 million in fiscal 2015 compared to a decrease of 4.8%, or $1,077,000, to $22.8 million in fiscal 2014. Bowling and other revenue increased $214,000 in fiscal 2015 versus a decrease of $820,000 in fiscal 2014. Food, beverage and merchandise sales increased $130,000 in fiscal 2015 and decreased $257,000 in fiscal 2014.

Management believes that open play revenue was lost in both years as a result of snow storms in the normally busiest months of fiscal years 2015 and 2014. Promotional pricing throughout both fiscal years also depressed bowling revenue. Management also believes that the capricious nature of the economic recovery and federal tax and spending provisions continue to adversely influence customers’ decisions for recreational spending for both league and open play games. The Company continues to review and adjust its budget in light of current economic conditions.

Operating Expenses

As discussed in more detail below, total operating expenses decreased 1.7%, or $367,000, in fiscal year 2015 versus a decrease of 2.3%, or $514,000 in fiscal 2014. Costs for employee compensation and benefits were down 1% or $110,000 in fiscal 2015 versus a decrease of 4.4% or $507,000 in fiscal 2014. The Company continued to make scheduling adjustments resulting in a decrease in compensation. In addition, group health insurance costs declined primarily due to plan offerings and lower premiums. This category includes contributions to our two benefit plans, both of which are defined contribution plans. The contributions can only be made from profits and there is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $159,000 or 2.6% in the year ended June 28, 2015 versus an increase of $14,000 or 0.2% in the prior fiscal year. Maintenance expense decreased $59,000 or 6.2% in fiscal 2015 and rose 26.2% or $198,000 in fiscal year 2014. Snow removal costs in both fiscal years were high due to winter storms. Utility costs were flat in the current fiscal year as declines in telephone expense offset increases in electric and gas expense. and increased 2.9% in fiscal 2014. Supplies expense increased 1% in fiscal 2015 and declined 5.9% in fiscal 2014. Advertising costs decreased 24.8% in fiscal 2015 and 2.4% in the prior year period. Both years included updating interiors at several locations.

Cost of food, beverage and merchandise sales increased $24,000 or 1.2% in fiscal 2015, primarily the result of higher food and beverage sales, and increased $41,000 or 2% in fiscal 2014, primarily due to higher merchandise sales.

Depreciation expenses decreased approximately $69,000 or 5.2% in fiscal 2015 versus a decrease of approximately $99,000 or 7% in the prior year after several large assets became fully depreciated.

Operating income from continuing operations increased 57.9% or $699,000 to $1.9 million in fiscal year 2015 from $1.2 million in fiscal 2014.

Interest and Dividend Income

Interest and dividend income decreased $168,000 or 25.4% in fiscal 2015. In the prior year the same category increased $228,000 or 52.4% primarily due to the special Vodafone dividend mentioned above and increased holdings in Verizon.

Income taxes

Effective income tax rates on continuing operations for the Company were 31.7% for fiscal 2015 and 26.5% for fiscal 2014, the difference from statutory rates is primarily due to the partial exclusion of dividends received on investments which, in fiscal 2014 was a higher portion of income than in the prior year.

Net Earnings

Net earnings from continuing operations in fiscal 2015 were $1.6 million, or $.32 per share, compared to $1.4 million, or $.27 per share in fiscal 2014.

Loss from discontinued operations – net of tax

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

We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount. There were no impairment losses recorded in fiscal 2015 or 2014.

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	June 28,	June 29,	June 30,	July 1,	July 3,
	2015	2014	2013	2012	2011
Operating revenues	$23,124,541	$22,780,017	$23,857,281	$24,343,024	$26,154,437
Operating expenses	21,214,632	21,581,531	22,095,866	22,742,905	24,235,601
(Loss) gain on disposal of land, building and equipment	(3,854)	8,820	980	25,924	14,187
Interest, dividend and other income	494,645	662,693	435,141	499,873	579,960
Earnings from continuing operations
before provision for income taxes	2,400,700	1,869,999	2,197,536	2,125,916	2,512,983
Provision for income taxes	760,471,	496,831	711,763	626,677	866,619
Earnings from continuing operations	$1,640,229	$1,373,168	$1,485,773	$1,499,239	$1,646,364
(Loss) gain from discontinued operations - net of tax	-	(2,774)	1,669,449	(74,398)	(89,435)
Net Earnings	$1,640,229	$1,370,394	$3,155,222	$1,424,841	$1,556,929

Weighted average shares outstanding- Basic & Diluted	5,160,971	5,160,971	5,151,784	5,151,471	5,147,117

Earnings per share-Basic & diluted
Continuing operations	$.32	$.27	$.29	$.29	$.32
Discontinued operations	.00	.00	.32	(.01)	(.02)
Net earnings per share-Basic & diluted	$.32	$.27	$.61	$.28	$.30

Net cash provided by operating activities	$3,052,817	$2,053,510	$2,206,533	$2,769,286	$3,529,193

Cash dividends paid	$3,509,460	$3,406,243	$5,949,951	$3,296,942	$3,242,593
Cash dividends paid Per share - Class A	$0.68	$0.66	$1.155	$0.64	$0.63
- Class B	$0.68	$0.66	$1.155	$0.64	$0.63

Total assets	$32,062,409	$34,363,780	$36,725,050	$39,368,174	$40,917,762

Stockholders' equity	$26,974,079	$28,978,731	$31,031,801	$33,685,154	$35,301,391

Net book value per share	$5.23	$5.61	$6.01	$6.54	$6.85

Net earnings as a % of beginning stockholders' equity	5.7%	4.4%	9.4%	4.0%	4.3%

Lanes in operation	726	726	726	756	756
Centers in operation	18	18	18	19	19

1395 Piccard Drive, Suite 240
Rockville, Maryland 20850
Phone 301.337.3305

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bowl America Incorporated

Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of June 28, 2015, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the year then ended. Bowl America Incorporated and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of June 28, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MN Blum LLC

MN Blum, LLC

Rockville, Maryland

September 24, 2015

805 King Farm Boulevard
Rockville, Maryland 20850
Phone 301.231.6200
Fax 301.231.7630

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bowl America Incorporated

Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of June 29, 2014 and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the year then ended. Bowl America Incorporated and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of June 29, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Aronson, LLC

Aronson, LLC

Rockville, Maryland

September 24, 2015

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 28,	June 29,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$778,367	$842,114
Short-term investments (Note 3)	133,729	1,453,326
Inventories	552,889	520,355
Prepaid expenses and other	488,212	610,416
Income taxes refundable	51,309	312,856
TOTAL CURRENT ASSETS	2,004,506	3,739,067
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	20,417,454	20,887,127
OTHER ASSETS:
Marketable investment securities (Note 3)	8,866,392	8,979,499
Cash surrender value-life insurance	707,592	677,922
Other	66,465	80,165
TOTAL OTHER ASSETS	9,640,449	9,737,586
TOTAL ASSETS	$32,062,409	$34,363,780

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$709,453	$681,509
Accrued expenses	1,001,754	1,091,098
Dividends payable	877,365	877,365
Other current liabilities	290,833	308,068
Current deferred income taxes (Note 7)	9,113	24,705
TOTAL CURRENT LIABILITIES	2,888,518	2,982,745
LONG-TERM DEFERRED COMPENSATION	28,897	34,088
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,170,915	2,368,216
TOTAL LIABILITIES	5,088,330	5,385,049

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,849,814
Accumulated other comprehensive earnings-Unrealized gain on available-for-sale securities, net of tax	2,452,888	2,592,603
Retained earnings	16,150,986	18,020,217
TOTAL STOCKHOLDERS'EQUITY	26,974,079	28,978,731

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$32,062,409	$34,363,780

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	June 28,	June 29,
	2015	2014
Operating Revenues:
Bowling and other	$16,308,611	$16,094,493
Food, beverage and merchandise sales	6,815,930	6,685,524
Total Operating Revenue	23,124,541	22,780,017

Operating Expenses:
Employee compensation and benefits	11,014,082	11,124,100
Cost of bowling and other services	5,950,351	6,109,533
Cost of food, beverage and merchandise sales	2,086,079	2,062,262
Depreciation and amortization	1,254,541	1,323,276
General and administrative	909,579	962,360
Total Operating Expense	21,214,632	21,581,531
(Loss) gain on disposal of land, buildings and equipment	(3,854)	8,820
Operating Income	1,906,055	1,207,306
Interest, dividend and other income	494,645	662,693
Earnings from continuing operations before provision for income taxes	2,400,700	1,869,999
Provision for income taxes from continuing Operations (Note 7)
Current	886,134	723,999
Deferred	(125,663)	(227,168)
	760,471	496,831
Earnings from continuing operations	$1,640,229	$1,373,168
(Loss) from discontinued operations, net of tax (Note 10)	-	(2,774)
Net Earnings	1,640,229	1,370,394
Earnings per share-basic & diluted
Continuing operations	$.32	$.27
Discontinued operations	.00	.00
Net Earnings	.32	.27

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$3,509,460	$3,406,243

Per share, dividends paid, Class A	$0.68	$0.66

Per share, dividends paid, Class B	$0.68	$0.66

Net Earnings	$1,640,229	$1,370,394
Other comprehensive earnings- net of tax Unrealized (loss) gain on available-for–sale securities net of tax (benefit) of ($85,995) and $4,666	(139,715)	7,578
Comprehensive earnings	$1,500,514	$1,377,972

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 30, 2013	3,746,454	$374,645	1,414,517	$141,452	$7,849,814	$2,584,020	$20,081,870
Cash dividends paid	-	-	-	-	-	-	(2,554,682)
Accrued dividends declared June 17, 2014 payable August 15, 2014	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for- sale securities (shown net of tax)	-	-	-	-	-	7,578	-
Reclassification adjustment for loss included in net income, net of tax	-	-	-	-	-	1,005	-
Net earnings for the year	-	-	-	-	-	-	1,370,394
Balance, June 29, 2014	3,746,454	$374,645	1,414,517	$141,452	$7,849,814094	$2,592,603	$18,020,217
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 16, 2015, payable August 12, 2015	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	(139,715)	-
Repayment of employee loan	-	-	-	-	4,294	-	-
Net earnings for the year	-	-	-	-	-	-	1,640,229
Balance, June 28, 2015	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,452,888	$16,150,986

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 28,	June 29,
	2015	2014
Cash Flows From Operating Activities
Net earnings	$1,640,229	$1,370,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	1,254,541	1,323,276
Decrease in deferred income tax	(126,898)	(205,590)
(Loss) gain on disposition of assets-net	3,854	(8,820)
Gain on sale of available-for-sale securities	-	(281)
Changes in assets and liabilities
Increase in inventories	(32,534)	(1,176)
Decrease (increase) in prepaid and other	122,204	(46,825)
Decrease (increase) in income taxes refundable	261,547	(254,727)
Decrease in income taxes payable	-	(151,227)
Decrease in other long-term assets	13,700	4,300
Increase (decrease) in accounts payable	27,944	(12,945)
(Decrease) increase in accrued expenses	(89,344)	45,453
Decrease in other current liabilities	(17,235)	(3,216)
Decrease in long-term deferred compensation	(5,191)	(5,106)

Net cash provided by operating activities	3,052,817	2,053,510

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(796,622)	(260,794)
Sale of assets	7,900	38,700
Net sales (purchases) and maturities of short-term investments	1,319,597	(503,511)
Purchases of marketable securities	(112,603)	(493,419)
Proceeds from sale of marketable securities	-	5296
Increase in cash surrender value	(29,670)	(29,205)

Net cash provided by (used in) investing activities	388,602	(1,242,933)

Cash Flows From Financing Activities
Payment of cash dividends	(3,509,460)	(3,406,243)
Repayment of stock loan	4,294	-

Net cash used in financing activities	(3,505,166)	(3,406,243)

Net Decrease in Cash and Equivalents	(63,747)	(2,595,666)

Cash and Equivalents, Beginning of period	842,114	3,437,780

Cash and Equivalents, End of period	$778,367	$842,114

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$633,000	$1,044,000

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

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2015 ended June 28, 2015, and fiscal year 2014 ended June 29, 2014. Both years consisted of 52 weeks.

Subsequent Events

The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 24, 2015. In August 2015 approximately $1,000,000 of the federal agency mortgage backed securities (Vanguard GNMA fund) was redeemed to meet the August 2015 dividend payment.

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

Advertising Expense

It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending June 28, 2015, and June 29, 2014, were $325,914 and $433,525, respectively.

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

Earnings Per Share

Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,160,971, for both fiscal years 2015 and 2014.

Comprehensive Earnings

A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for the years ended June 28, 2015 and June 29, 2014.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers money market funds and certificates of deposits, with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts which may exceed federally insured limits during the year, but does not believe that this results in any significant credit risk.

Other Current Liabilities

Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At June 28, 2015 and June 29, 2014 other current liabilities included $278,560 and $291,688, respectively, in prize fund monies.

Reclassifications

Certain previous year amounts have been reclassified to conform with the current year presentation.

Recent accounting guidance not yet adopted

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning July 1, 2017 and early adoption is not permitted. We are currently evaluating the impact this standard will have on the consolidated financial statements.

In July 2015 the FASB issued a new standard that simplifies measurement of inventory as either the lower of cost or market with market being net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable completion, disposal and transportation costs.  This does not change LIFO and retail inventory method measurements.  The standard is effective for fiscal years beginning after December 15, 2016, including interim period within those fiscal years.  Earlier application is permitted. We are currently evaluating the impact this standard will have on the consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

 Cash and cash equivalents consisted of the following:

	June 28, 2015	June 29, 2014

Demand deposits and cash on hand	$558,364	$634,923
Money market funds	220,003	207,191
	$778,367	$842,114

The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS

The Company’s marketable securities are categorized as available-for-sale securities. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are based on the quoted market price for those securities. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. At June 28, 2015, the fair value of short-term investments was $133,729. At June 29, 2014, the fair value of short-term investments was $1,453,326. Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of June 28, 2015, the Company had $58,014 of gross unrealized gains from its investments in federal agency mortgage backed securities owned through a mutual fund which had a fair value of $3,676,005. As of June 29, 2014, $100,125 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $3,605,513. The Company’s investments were as follows:

June 28, 2015	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
Equity securities	$1,285,759	$3,910,144	$(5,516)	$5,190,387

Mutual fund	3,617,991	58,014	-	3,676,005

Certificates of deposits	133,729	-	-	133,729

June 29, 2014
Equity securities	$1,285,759	$4,089,398	$(1,171)	$5,373,986

Mutual fund	3,505,388	100,125	-	3,605,513

Certificates of deposits	1,453,326	-	-	1,453,326

During fiscal 2015 and fiscal 2014, the Company had certain equity securities with cumulative unrealized losses of $5,516 and $1,171 respectively. Management believes the unrealized losses are temporary and the Company has the ability and intent to hold these securities long enough to recover its investment.

	Less than 12 months		12 Months or greater		Total
June 28, 2015	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$-	$-	$329	$(5,516)	$329	$(5,516)

	Less than 12months		12 Months or greater		Total
June 29, 2014	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$4,674	$(1,171)	$-	$-	$4,674	$(1,171)

The equity securities portfolio includes the following stocks:

82,112	shares of AT&T	4,398	shares of CenturyLink
4,508	shares of Frontier Communications	774	shares of Teradata
412	shares of DexMedia	774	shares of NCR
40,000	shares of Sprint Nextel	31,904	shares of Verizon
6,471	shares of Vodafone	679	shares of Windstream
2,520	shares of Manulife	815	shares of CSAL

During the year ended June 28, 2015 Windstream spun off Communication Sales & Leasing (CSAL) and followed immediately with a 1-for-6 reverse split of Windstream shares.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair value of these assets as of June 28, 2015 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 28, 2015	June 28, 2015

Equity securities	$5,190,387	$-	$-	$(183,599)	$3,904,627

Mutual fund	3,676,005	-	-	(42,111)	58,014

Certificates of deposits	-	133,729	-	-	-
TOTAL	$8,866,392	$133,729	-	$(225,710)	$3,962,641

The fair value of these assets as of June 29, 2014 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 29, 2014	June 29, 2014

Equity securities	$5,373,986	$-	$-	$(70,956)	$4,088,226

Mutual fund	3,605,513	-	-	83,200	100,125

Certificates of deposits	-	1,453,326	-	-	-
TOTAL	$8,979,499	$1,453,326	-	$12,244	$4,188,351

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4. LAND, BUILDINGS, AND EQUIPMENT

Land, buildings, and equipment, at cost, consisted of the following:

	June 28, 2015	June 29, 2014
Buildings	$18,741,152	$18,504,838
Leasehold and building improvements	8,102,338	8,069,448
Bowling lanes and equipment	22,404,206	22,230,327
Land	10,526,607	10,526,607
Amusement games	739,007	750,079
Bowling lanes and equipment not yet in use	141,938	164,123
	60,655,248	60,245,422
Less accumulated depreciation and amortization	40,237,794	39,358,295
	$20,417,454	$20,887,127

Depreciation and amortization expense for buildings and equipment for fiscal years 2015 and 2014 was $1,254,541, and $1,323,276, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

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

At June 28, 2015, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2016	$318,000
2017	318,000
2018	318,000
2019	318,000
2020	33,834
Thereafter	-
Total minimum lease payments	$1,305,834

Net rent expense was as follows:

	For the Years Ended
	June 28, 2015	June 29, 2014

Minimum rent under operating leases	$315,500	$288,000
Excess percentage rents	-	-
	$315,500	$288,000

Purchase Commitments

The Company's purchase commitments at June 28, 2015 are for materials, supplies, services and equipment as part of the normal course of business.

6. PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended June 28, 2015 and June 29, 2014, contributions in the amounts of $57,500 and $48,000, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. The Company contributed $57,500 for fiscal year 2015 and $48,000 for fiscal year 2014. The Company has no defined benefit plan or other post retirement plan.

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

The Company had no material unrecognized tax benefits at June 28, 2015 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after July 3, 2011 are still open to examination by those relevant taxing authorities.

The significant components of the Company's deferred tax assets and liabilities were as follows:

	June 28, 2015	June 29, 2014
Deferred tax:
Land, buildings, and equipment	$696,244	$827,197
Unrealized gain on available-for-sale securities	1,509,633	1,596,862
Prepaid expenses and other	(25,849)	(31,138)
Deferred tax liabilities	$2,180,028	$2,392,921

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2015	2014
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	2.8	(4.6)
Dividends received exclusion	(2.8)	(6.6)
All other net	(2.3)	3.7
	31.7%	26.5%

Income tax expense from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate to income from continuing operations before tax for the following reasons:

	For the Years Ended
	2015	2014
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	2.8	(4.6)
Dividends received exclusion	(2.8)	(6.6)
All other net	(2.3)	3.7
	31.7%	26.5%

8. STOCKHOLDERS' EQUITY

The Class A shares have one vote per share. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At June 28, 2015, and June 29, 2014, the Company had $34,799 and $39,093 in employee loans related to the issuance of shares, respectively. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 2% to 2.5% and are payable over a term of three years from the date of the agreements which range from 2014 to 2015. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION

Deferred compensation payable was a total of $35,106 at June 28, 2015, and $40,213 at June 29, 2014. The current portion of these amounts is $6,209 at June 28, 2015, and $6,125 at June 29, 2014, and is included in accrued expenses.

10. DISCONTINUED OPERATIONS

On May 30, 2013 the Company consummated the sale of Bowl America Winter Park in Orlando, Florida for $2,850,000 resulting in a gain on the sale of the land, building and equipment of $2,768,066.

The location had been operating with negative cash flow.

	June 28, 2015	June 29, 2014
Gain on sale of Bowl America Winter Park	$-	$-
Loss on Bowl America Winter Park operations	-	(4,268)
Discontinued operations income (loss) before taxes	-	(4,268)
Net income tax (benefit) and taxes	-	(1,494)
(Loss) gain from discontinued operations, net of tax	$-	$(2,774)