Form 10-Q
period 2015-09-27
BOWL AMERICA INC
filed 2015-11-10
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 27, 2015

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

Yes X  No__

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
November 10, 2015
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended
	September 27,	September 28,
	2015	2014
Operating Revenues:
Bowling and other	$3,474,033	$3,301,343
Food, beverage and merchandise sales	1,446,130	1,328,001
Total Operating Revenue	4,920,163	4,629,344

Operating Expenses:
Employee compensation and benefits	2,746,545	2,753,227
Cost of bowling and other services	1,510,612	1,528,706
Cost of food, beverage and merchandise sales	469,342	435,190
Depreciation and amortization	336,187	325,392
General and administrative	231,781	217,353
Total Operating Expenses	5,294,467	5,259,868

Operating Loss	(374,304)	(630,524)
Interest, dividend and other income	146,528	146,307

Loss before provision for income tax benefit	(227,776)	(484,217)
Provision for income tax benefit	(79,700)	(169,500)

Net loss	$(148,076)	$(314,717)

Net loss per share-basic & diluted	(.03)	(.06)

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$877,365	$877,365

Per share, dividends paid, Class A	$.17	$.17

Per share, dividends paid, Class B	$.17	$.17

The operating results for the thirteen (13) week period ended September 27, 2015 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	September 27,	September 28,
	2015	2014

Net Loss	$(148,076)	$(314,717)
Other comprehensive earnings-net of tax
Unrealized loss on available-for-sale securities net of tax benefit of $180,812 and $25,790	(293,762)	(41,899)

Reclassification adjustment for gain included in net income net of tax of $9,258	(15,041)	-

Comprehensive Loss	$(456,879)	$(356,616)

The operating results for the thirteen (13) week period ended September 27, 2015 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 27,	June 28,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,354,793	$778,367
Short-term investments	133,741	133,729
Inventories	615,396	552,889
Prepaid expenses and other	189,727	488,212
Income taxes refundable	77,309	51,309
Current deferred income tax	79,700	-
TOTAL CURRENT ASSETS	2,450,666	2,004,506
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $40,573,981 and $40,237,794	20,100,648	20,417,454
OTHER ASSETS:
Marketable investment securities	7,410,396	8,866,392
Cash surrender value-life insurance	707,592	707,592
Other	66,465	66,465
TOTAL OTHER ASSETS	8,184,453	9,640,449
TOTAL ASSETS	$30,735,767	$32,062,409

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$450,720	$709,453
Accrued expenses	843,655	1,001,754
Dividends payable	877,365	877,365
Other current liabilities	905,337	290,833
Current deferred income taxes	9,113	9,113
TOTAL CURRENT LIABILITIES	3,086,190	2,888,518
LONG-TERM DEFERRED COMPENSATION	28,897	28,897
NONCURRENT DEFERRED INCOME TAXES	1,980,845	2,170,915
TOTAL LIABILITIES	5,095,932	5,088,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings- Unrealized gain on available-for-sale securities, net of tax	2,144,085	2,452,888
Retained earnings	15,125,545	16,150,986
TOTAL STOCKHOLDERS' EQUITY	25,639,835	26,974,079

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,735,767	$32,062,409

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	September 27,	September 28,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(148,076)	$(314,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	336,187	325,392
Gain on sale of available-for-sale securities	(24,299)	-
Changes in assets and liabilities
Increase in inventories	(62,507)	(82,326)
Decrease in prepaid & other	298,485	400,151
Increase in income taxes refundable	(26,000)	-
Increase in deferred tax asset	(79,700)	(169,500)
Decrease increase in accounts payable	(258,733)	(185,931)
Decrease in accrued expenses	(158,099)	(208,532)
Increase in other current liabilities	614,504	594,359
Net cash provided by operating activities	491,762	358,896

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(19,381)	(315,987)
Net (purchases) sales & maturities of short-term investments	(12)	1,319,777
Proceeds from sale of available-for-sale securities	1,000,000	-
Net purchases of marketable securities	(18,578)	(24,290)
Net cash provided by investing activities	962,029	979,500

Cash Flows From Financing Activities
Payment of cash dividends	(877,365)	(877,365)
Net cash used in financing activities	(877,365)	(877,365)

Net Increase in Cash and Equivalents	576,426	461,031

Cash and Cash Equivalents, Beginning of period	778,367	842,114

Cash and Cash Equivalents, End of period	$1,354,793	$1,303,145

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$26,000	$-

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended

September 27, 2015

(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of June 28, 2015 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 2015.

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at September 27, 2015 and June 28, 2015 were as follows:

September 27, 2015 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,741	$133,741	$-
Equity securities	$4,684,642	$1,285,759	$3,398,883
Mutual funds	$2,725,754	$2,660,868	$64,886
June 28, 2015 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,729	$133,729	$-
Equity securities	$5,190,387	$1,285,759	$3,904,628
Mutual funds	$3,676,005	$3,617,991	$58,014

The fair values of the Company’s investments were determined as follows:

September 27, 2015 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,741	$-
Equity securities	4,684,642	-	-
Mutual funds	2,725,754	-	-

Total	$7,410,396	$133,741	$-
June 28, 2015 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,729	$-
Equity securities	5,190,387	-	-
Mutual funds	3,676,005	-	-

Total	$8,866,392	$133,729	$-

The stocks included in the portfolio as of September 27, 2015 were:

82,112	shares of AT&T	4,398	shares of CenturyLink
4,508	shares of Frontier Communications	412	shares of DexMedia
774	shares of Teradata	774	shares of NCR
40,000	shares of Sprint	31,904	shares of Verizon
6,471	shares of Vodafone	679	shares of Windstream
2,520	shares of Manulife	815	shares CSAL

      The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.  Commitments and Contingencies

The Company’s purchase commitments at September 27, 2015, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

       There were no new accounting pronouncements during the quarter ended September 27, 2015, that would impact the Company.

6. Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 10, 2015, and has determined that no material subsequent events have occurred.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized. The Company purchased a total of 10,000 shares of Verizon during previous periods at a cost of approximately $430,000 and 3,120 shares of Verizon were received as a special dividend from Vodafone. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales and over $4,151,000 in dividends, the majority of which were tax favored in the form of exclusion from federal taxable income. The exclusion continues into this fiscal year. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on September 27, 2015 was approximately $4.7 million. The value of securities held at June 28, 2015 was approximately $5.2 million. Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $1,489,000 at September 27, 2015 compared to $912,000 at June 28, 2015.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. In August 2015 $1,000,000 of this fund was redeemed to meet the August 2015 dividend payment. The fund is carried at fair value on the last day of the reporting period. At September 27, 2015, the value was approximately $2,726,000.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

During the three-month period ended September 27, 2015, the Company expended approximately $19,000 for the purchase of building, entertainment and restaurant equipment.  The Company has no current plans to obtain third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accounts payable were attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At September 27, 2015, league deposits of approximately $729,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended September 27, 2015 was $492,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the three-month period ended September 27, 2015.  In September 2015, the Company declared a regular quarterly dividend of $.17 per share, payable November 18, 2015.  The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

Overview

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However if the economy remains unstable, people are less willing to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  The Company operates primarily in the Washington, DC area where its business is vulnerable to sequestration or other downsizing of the federal government.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal quarter ended September 27, 2015, and September 28, 2014, and the dollar and percentage changes therein.

	Thirteen weeks ended
	September 27, 2015 and September 28, 2014
	Dollars in thousands
	2015	2014	Change	% Change
Operating Revenues:
Bowling and other	$3,474	$3,301	$173	5.2
Food, beverage and merchandise sales	1,446	1,328	118	8.9
	4,920	4,629	291	6.3
Operating Expenses:
Employee Compensation and benefits	2,746	2,753	(7)	(0.3)
Cost of bowling and other services	1,511	1,529	(18)	(1.2)
Cost of food, beverage and merchandise sales	469	435	34	7.8
Depreciation and amortization	336	325	11	3.4
General and administrative	232	218	14	6.4
	5,294	5,260	34	0.6

Operating loss	(374)	(631)	257	40.7

Interest, dividend and other income	146	146	-	-

Loss before tax benefit	(228)	(485)	257	53.0
Income tax benefit	(80)	(170)	90	52.9

Net loss	$(148)	$(315)	$167	53.0

For the thirteen week period ended September 27, 2015 there was a loss of $148,076 or $.03 per share. For the thirteen week period ended September 28, 2014 there was a loss of $314,717 or $.06 per share. Eighteen locations were in operation in both the current and prior year quarters. The bowling business is seasonal and the first quarter which includes summer months is typically the slowest. The operating results for the fiscal 2016 period included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues increased 6.3% or $291,000 to $4,920,000 in the thirteen-week period ended September 27, 2015, compared to a decrease of 2.5% or $121,000 to $4,629,000 in the three-month period ended September 28, 2014.  Bowling and other revenue increased $173,000 or 5% in the current year fiscal quarter compared to a decrease of $94,000 or 3% in the comparable prior year quarter. Food, beverage and merchandise sales were up $118,000 or 9% in the current year quarter due to increased traffic, compared to a decrease of $27,000 or 2% in the prior year comparable quarter.  Cost of sales increased $34,000 in the current year three-month period due to higher sales.

Operating Expenses

Operating expenses were up $34,000 or 1% to $5,294,000 in the three-month period ended September 27, 2015 compared to a decrease of $110,000 or 2% to $5,260,000 in the prior year quarter ended September 28, 2014.  Employee compensation and benefits were down $7,000 or less than 1% and down $60,000 or 2% in the fiscal first quarters of 2016 and 2015, respectively. The Company continued to make scheduling adjustments resulting in a decrease in compensation.  In addition, state unemployment tax rates decreased from the prior year. In the current year group health insurance costs were lower due to changes in plan offerings with lower premiums.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $18,000 or 1% in the quarter ended September 27, 2015 versus a decrease of $29,000 or 2% in the comparable quarter ended September 28, 2014. Maintenance and repair costs were up $2,000 or 1% in the both the current year and prior year quarters. The current fiscal year period included air conditioning repairs at several locations. The prior year period included roof repairs, and plumbing repairs at two locations. Advertising costs decreased $4,000 or 4% in the quarter ended September 27, 2015.  Utility costs were up $3,000 or 1% in the current period due to higher electric costs at some locations and were down $23,000 or 6% in the three month period ended September 28, 2014 in part due to lower electric rates in our Maryland locations. Supplies and services expenses were up $15,000 or 8% in the current year thirteen-week period and were up $9,000 or 5% in the prior year comparable period, partially due to timing of bulk purchases.

Depreciation and amortization expense was up 3% in the three-month period ended September 27, 2015 following capital purchases of approximately $800,000 in the period ended June 2015, and was down 8% in the prior year comparable three-month period as assets reached full depreciation.

As stated above, the first quarter of the fiscal year is seasonally the slowest and the quarter ended September 27, 2015 resulted in an operating loss of $374,000 compared to an operating loss of $631,000 in the prior year period.

Interest, Dividend and Other Income

Interest, dividend and other income was flat primarily due to the gain of $24,000 on the sale of a portion of the GNMA fund, mentioned above, in the three month period ended September 2015.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 27, 2015. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 27, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 10, 2015 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended September 27, 2015 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 10, 2015	By:	/s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: November 10, 2015	By:	/s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller