Form 10-Q
period 2015-12-27
BOWL AMERICA INC
filed 2016-02-09
CIK 13573

FORM  10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 27, 2015

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
January 28, 2016
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Operating Revenues:
Bowling and other	$4,166,052	$4,203,410	$7,640,085	$7,504,753
Food, beverage and merchandise sales	1,839,977	1,766,628	3,286,107	3,094,629
Total Operating Revenues	6,006,029	5,970,038	10,926,192	10,599,382

Operating Expenses:
Employee compensation and benefits	2,736,556	2,742,256	5,483,101	5,495,483
Cost of bowling and other services	1,447,483	1,478,048	2,958,095	3,006,754
Cost of food, beverage and merchandise sales	563,038	553,436	1,032,380	988,626
Depreciation and amortization	338,595	330,813	674,782	656,205
General and administrative	231,588	235,073	463,369	452,426
Total Operating Expenses	5,317,260	5,339,626	10,611,727	10,599,494

Operating Income (loss)	688,769	630,412	314,465	(112)
Interest, dividend and other income	94,132	110,991	240,660	257,298

Earnings before provision for income taxes	782,901	741,403	555,125	257,186

Provision for income taxes	274,000	259,500	194,300	90,000

Net Earnings	$508,901	$481,903	$360,825	$167,186

Earnings per share-basic & diluted	$.10	$.09	$.07	$.03

NET EARNINGS PER SHARE	$.10	$.09	$.07	$.03

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$877,365	$877,365	$1,754,730	$1,754,730

Per share, dividends paid, Class A	$.17	$.17	$.34	$.34

Per share, dividends paid, Class B	$.17	$.17	$.34	$.34

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 27, 2015 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014

Net Earnings	$508,901	$481,903	$360,825	$167,186
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-for-sale securities net of tax (benefit) of $89,467 and ($74,506) for 13 weeks, and $91,345 and ($100,296) for 26 weeks	145,356	(121,049)	(148,406)	(162,948)
Reclassification adjustment for gain included in net
Income net of tax of $9,258	-	-	(15,041)	-

Comprehensive earnings	$654,257	$360,854	$197,378	$4,238

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 27, 2015 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets

(Unaudited)

	As of
	December 27,	June 28,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,061,395	$778,367
Short-term investments	133,754	133,729
Inventories	596,645	552,889
Prepaid expenses and other	189,136	488,212
Income taxes refundable	58,009	51,309
TOTAL CURRENT ASSETS	3,038,939	2,004,506
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $40,902,232 and $40,237,794	19,854,951	20,417,454
OTHER ASSETS:
Marketable securities	7,662,594	8,866,392
Cash surrender value-life insurance	707,592	707,592
Other	66,465	66,465
TOTAL OTHER ASSETS	8,436,651	9,640,449
TOTAL ASSETS	$31,330,541	$32,062,409

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$536,007	$709,453
Accrued expenses	728,465	1,001,754
Dividends payable	877,365	877,365
Other current liabilities	1,663,655	290,833
Current deferred income taxes	9,113	9,113
TOTAL CURRENT LIABILITIES	3,814,605	2,888,518
LONG-TERM DEFERRED COMPENSATION	28,897	28,897
NONCURRENT DEFERRED INCOME TAXES	2,070,312	2,170,915
TOTAL LIABILITIES	5,913,814	5,088,330

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,289,441	2,452,888
Retained earnings	14,757,081	16,150,986
TOTAL STOCKHOLDERS' EQUITY	25,416,727	26,974,079

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,330,541	$32,062,409

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	December 27,	December 28,
	2015	2014
Cash Flows From Operating Activities
Net earnings	$360,825	$167,186
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	674,782	656,205
Gain on sale of available-for-sale securities	(24,299)	-
Changes in assets and liabilities
Increase in inventories	(43,756)	(60,633)
Decrease in prepaid & other	299,076	513,795
Increase in income taxes refundable	(6,700)	(2,000)
(Increase) decrease in other long-term assets	-	(800)
Decrease in accounts payable	(173,446)	(151,863)
Decrease in accrued expenses	(273,289)	(449,513)
Decrease in income taxes payable	-	-
Increase in other current liabilities	1,372,822	1,336,479
Net cash provided by operating activities	2,186,015	2,008,856

Cash Flows From Investing Activities
Expenditures for land, building and equip	(112,279)	(404,791)
Net sales & maturities (purchases) of short-term investments	(25)	1,319,754
Proceeds from sale of available-for-sale securities	1,000,000	-
Purchases of marketable securities	(35,953)	(50,409)
Net cash provided by (used in) Investing activities	851,743	864,554

Cash Flows From Financing Activities
Payment of cash dividends	(1,754,730)	(1,754,730)

Net cash used in financing activities	(1,754,730)	(1,754,730)

Net Increase (decrease) in Cash and Equivalents	1,283,028	1,118,680

Cash and Equivalents, Beginning of period	778,367	842,114

Cash and Equivalents, End of period	$2,061,395	$1,960,794

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$201,000	$92,000

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-six Weeks Ended

December 27, 2015

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

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at December 27, 2015 and June 28, 2015 were as follows:

December 27, 2015 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Short-term investments	$133,754	$133,754	$-
Equity securities	$4,932,251	$1,285,759	$3,646,492
Mutual funds	$2,730,343	$2,678,243	$52,100
June 28, 2015 Description	Fair Value	Cost basis	Unrealized Gain (loss)
Short-term investments	$133,729	$133,729	$-
Equity securities	$5,190,387	$1,285,759	$3,904,628
Mutual funds	$3,676,005	$3,617,991	$58,014

The fair values of the Company’s investments were determined as follows:

December 27, 2015 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,754	$-
Equity securities	4,932,251	-	-
Mutual funds	2,730,343	-	-

Total	$7,662,594	$133,754	$-
June 28, 2015 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,729	$-
Equity securities	5,190,387	-	-
Mutual funds	3,676,005	-	-

Total	$8,866,392	$133,729	$-

The shares of common stock included in the equity securities portfolio as of December 27, 2015 were:

AT&T shares	82,112
Manulife shares	2,520
DexMedia shares	412
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	4,508
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679
CSAL shares	815

The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3. Commitments and Contingencies

The Company’s purchase commitments at December 27, 2015 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

      There were no new accounting pronouncements during the quarter that would impact the Company.

6. Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on February 9, 2016, and has determined that no material subsequent events have occurred.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. The Company purchased a total of 10,000 shares of Verizon during previous periods at a cost of approximately $430,000 and 3,120 shares of Verizon were received as a special dividend from Vodafone. Not all stocks in the portfolio are domestic American companies any longer. Since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,151,000 in dividends, the majority of which receive favorable tax treatment in the form of a dividends received deduction from federal taxable income. The dividends received deduction continues into this fiscal year. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on December 27, 2015 was approximately $4,900,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. In August 2015, $1,000,000 of this fund was redeemed to meet the August 2015 dividend payment. The fund is carried at fair value on the last day of the reporting period. At December 27, 2015, the value was approximately $2,730,000.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $2,195,000 at the end of the fiscal second quarter of 2016 compared to $912,000 at June 28, 2015.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the six-month period ended December 27, 2015, the Company expended approximately $112,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 27, 2015, league deposits of approximately $1,449,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended December 27, 2015 was $2,186,000 which, along with cash on hand, and redemption of a portion of the Vanguard GNMA fund, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the quarter ended December 27, 2015, and the six months total was approximately $1,754,000 or $.34 per share.   In December 2015 the Company declared a regular quarterly dividend of $.17 per share, payable February 10, 2016 to shareholders of record on January 14, 2016. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unsteady, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  The Company operates primarily in the Washington, DC area where its business is vulnerable to decreases in government spending or other downsizing of the federal government. Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended December 27, 2015, and December 28, 2014, and the dollar and percentage changes therein.

	Thirteen weeks ended
	December 27, 2015 and December 28, 2014
	Dollars in thousands
	2015	2014	Change	% Change
Operating Revenues:
Bowling and other	$4,166	$4,203	$(37)	(0.9)
Food, beverage and merchandise sales	1,840	1,767	73	4.1
Total Operating Revenue	6,006	5,970	36	0.6
Operating Expenses:
Employee Compensation and benefits	2,736	2,742	(6)	(0.2)
Cost of bowling and other services	1,447	1,478	(31)	(2.1)
Cost of food, beverage and merchandise sales	563	554	9	1.6
Depreciation and amortization	339	331	8	(2.4)
General and administrative	232	235	(3)	(1.3)
Total Operating Expenses	5,317	5,340	(23)	(.4)

Operating Income	689	630	59	9.4
Interest, dividend and other income	94	111	(17)	(15.3)

Earnings before taxes	783	741	42	5.7
Income taxes	274	259	15	5.8
Net Earnings	$509	482	27	5.6

	Twenty-six weeks ended
	December 27, 2015 and December 28, 2014
	Dollars in thousands
	2015	2014	Change	% Change
Operating Revenues:
Bowling and other	$7,640	$7,505	$135	1.8
Food, beverage and merchandise sales	3,286	3,094	192	6.2
Total Operating Revenues	10,926	10,599	327	3.1
Operating Expenses:
Employee Compensation and benefits	5,483	5,495	(12)	(0.2)
Cost of bowling and other services	2,958	3,007	(49)	(1.6)
Cost of food, beverage and merchandise sales	1,033	989	44	4.4
Depreciation and amortization	675	656	19	2.9
General and administrative	463	452	11	2.4
Total Operating Expenses	10,612	10,599	13	.1

Operating income	314	0	314	100.0
Interest, dividend and other income	241	257	(16)	6.2

Earnings before taxes	555	257	298	116.0
Income taxes	194	90	104	115.6
Net Earnings	$361	$167	$194	116.2

Earnings were $508,901 or $.10 per share for the thirteen week period and $360,825 or $.07 per share for the twenty-six week period ended December 27, 2015. For the thirteen-week and twenty-six periods ended December 28, 2014, net earnings were $481,903 or $.09 per share and $167,186 or $.03 per share, respectively. Management believes that the continuing uncertainty of an economic recovery and the consequences of federal tax and spending provisions are influencing the public’s view of discretionary spending. The operating results for fiscal 2016 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues increased $36,000 to $6,006,000 in the most recent quarter compared to an increase of $3,000 to $5,970,000 in the three-month period ended December 28, 2014.  The current fiscal six-month period operating revenues were up $327,000 versus a decrease of $118,000 in the comparable six-month period a year ago.  Bowling and other revenue decreased $37,000 in the quarter and increased $135,000 year-to-date for the periods ended December 27, 2015 versus a decline of $13,000 in the quarter and a decrease of $106,000 for the six-month period ended December 28, 2014.

Food, beverage and merchandise sales increased $73,000 or 4% in the current year quarter and were up $192,000 in the six-month period.  Cost of sales increased 2% in the current fiscal three month period and 4% for the six month period ended December 27, 2015.

 Operating Expenses

Operating expenses were down $23,000 in the current three month period and were up $13,000 in six-month period or less than 1%, respectively, versus decreases of  $152,000 or 3% and $263,000 or 2% in the three and six month periods, respectively, last year.  Employee compensation and benefits for the three and six month periods were down $6,000 and $12,000 or less than 1%, respectively, in the periods ended December 27, 2015. Group health insurance costs decreased 10% as a result of changes in plan offerings and lower premiums. In the prior year comparable periods employee compensation and benefits expenses were down $26,000 or 1% and $87,000 or 2%, respectively.

Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $49,000 or 2% and decreased $127,000 or 4% in the six-month periods ended December 27, 2015 and December 28, 2014, respectively. In the twenty-six weeks ended December 27, 2015, maintenance and repair costs declined $14,000 or 3%. Advertising costs during the current year twenty-six week period ended December 27, 2015, were flat. For the fiscal six month period ended December 27, 2015 utility costs were down 2% primarily a result of lower gas expense as November and December were unseasonably mild. Supplies and services expenses were up $9,000 or 2% in the current year six-month period and were down $11,000 or 3% in the six-month period in the prior year. The timing of purchases was the primary reason for the fluctuations in both years.

Insurance expense excluding health insurance decreased 10% in the current year-to-date period versus a decrease of 1% in last year’s comparable period.

Depreciation and amortization expense was up 3% in the current six-month period and down 9% in the prior year six-month period.

As a result of the above, the first six-month period of fiscal 2016 resulted in operating income of $314,000 compared to an operating loss of $112 in the prior year comparable six-month period.

Interest, Dividend and Other Income

Interest, dividend and other income decreased $16,000 in the fiscal 2016 six-month period and increased $28,000 in the comparable 2015 year-to-date period, respectively. The current year decrease relates primarily to ancillary income.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 27, 2015. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 27, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued February 9, 2016 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended December 27, 2015 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 9, 2016	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: February 9, 2016	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, CFO