Form 10-Q
period 2016-03-27
BOWL AMERICA INC
filed 2016-05-10
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: March 27, 2016

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
May 7, 2016
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Operating Revenues:
Bowling and other	$5,236,678	$5,307,071	$12,876,763	$12,811,824
Food, beverage and merchandise sales	2,184,589	2,209,356	5,470,696	5,303,985
Total Operating Revenues	7,421,267	7,516,427	18,347,459	18,115,809

Operating Expenses:
Employee compensation and benefits	2,764,045	2,844,728	8,247,146	8,340,211
Cost of bowling and other services	1,558,273	1,658,483	4,516,368	4,665,237
Cost of food, beverage and merchandise sales	607,830	612,349	1,640,210	1,600,975
Depreciation and amortization	334,572	330,813	1,009,354	987,018
General and administrative	300,079	234,963	763,448	687,389
Total Operating Expenses	5,564,799	5,681,336	16,176,526	16,280,830

Operating Income	1,856,468	1,835,091	2,170,933	1,834,979
Interest, dividend and other income	99,620	117,600	340,280	374,898

Earnings before provision for income taxes	1,956,088	1,952,691	2,511,213	2,209,877
Provision for income taxes	684,600	683,400	878,900	773,400

Net Earnings	$1,271,488	$1,269,291	$1,632,313	$1,436,477

Earnings per share-basic & diluted	$.25	$.25	$.32	$.28

NET EARNINGS PER SHARE	$.25	$.25	$.32	$.28

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$877,365	$877,365	$2,632,095	$2,632,095

Per share, dividends paid, Class A	$.17	$.17	$.51	$.51

Per share, dividends paid, Class B	$.17	$.17	$.51	$.51

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 27, 2016 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Net Earnings	$1,271,488	$1,269,291	$1,632,313	$1,436,477
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available- for-sale securities net of tax (benefit) of $223,370 and ($41,494) for 13 weeks, and $132,025 and ($141,790) for 39 weeks	362,900	(67,414)	214,494	(230,362)
Reclassification adjustment for gain included in Net Income, net of tax of $9,258	-	-	(15,041)	-
Comprehensive earnings	$1,634,388	$1,201,877	$1,831,766	$1,206,115

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 27, 2016 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets

(Unaudited)

	As of
	March 27, 2016	June 28, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,031,670	$778,367
Short-term investments	133,795	133,729
Inventories	485,559	552,889
Prepaid expenses and other	318,284	488,212
Income taxes refundable	-	51,309
TOTAL CURRENT ASSETS	4,969,308	2,004,506

LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $41,160,341 and $40,237,794	19,642,686	20,417,454
OTHER ASSETS:
Marketable securities	8,267,702	8,866,392
Cash surrender value-life insurance	707,592	707,592
Other	66,465	66,465
TOTAL OTHER ASSETS	9,041,759	9,640,449
TOTAL ASSETS	$33,653,753	$32,062,409

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$869,687	$709,453
Accrued expenses	817,970	1,001,754
Dividends payable	877,365	877,365
Other current liabilities	2,386,724	290,833
Income taxes payable	196,565	-
Current deferred income taxes	9,113	9,113
TOTAL CURRENT LIABILITIES	5,157,424	2,888,518
LONG-TERM DEFERRED COMPENSATION	28,897	28,897
NONCURRENT DEFERRED INCOME TAXES	2,293,682	2,170,915
TOTAL LIABILITIES	7,480,003	5,088,330

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	2,652,341	2,452,888
Retained earnings	15,151,204	16,150,986
TOTAL STOCKHOLDERS' EQUITY	26,173,750	26,974,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,653,753	$32,062,409

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	March 27, 2016	March 29, 2015
Cash Flows From Operating Activities
Net earnings	$1,632,313	$1,436,477
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,009,354	987,018
Gain on sale of available-for-sale securities	(24,299)	-
Changes in assets and liabilities
Decrease in inventories	67,330	25,876
Decrease in prepaid & other	169,928	331,909
Decrease in income taxes refundable	51,309	298,577
Increase in other long-term assets	-	(1,300)
Increase (decrease) in accounts payable	160,234	(83,474)
Decrease in accrued expenses	(183,784)	(274,603)
Increase in income taxes payable	196,565	-
Increase in other current liabilities	2,095,891	2,066,827

Net cash provided by operating activities	5,174,841	4,787,307

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(234,586)	(549,747)
Net sales & maturities (purchases) of short-term investments	(66)	1,319,636
Proceeds from sale of available-for-sale securities	1,000,000	-
Purchases of marketable securities	(54,791)	(91,782)

Net cash provided by investing activities	710,557	678,107

Cash Flows From Financing Activities
Payment of cash dividends	(2,632,095)	(2,632,095)

Net cash used in financing activities	(2,632,095)	(2,632,095)

Net increase in Cash and Equivalents	3,253,303	2,833,319

Cash and Equivalents, Beginning of period	778,367	842,114

Cash and Equivalents, End of period	$4,031,670	$3,675,433

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$606,026	$474,822

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Weeks Ended

March 27, 2016

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

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at March 27, 2016 and June 28, 2015 were as follows:

March 27, 2016 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,795	$133,795	$-
Equity securities	$5,495,517	$1,285,759	$4,209,758
Mutual funds	$2,772,185	$2,697,081	$75,104
June 28, 2015 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,729	$133,729	$-
Equity securities	$5,190,387	$1,285,759	$3,904,628
Mutual funds	$3,676,005	$3,617,991	$58,014

The fair values of the Company’s investments were determined as follows:

March 27, 2016 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,795	$-
Equity securities	5,495,517	-	-
Mutual funds	2,772,185	-	-

Total	$8,267,702	$133,795	$-
June 28, 2015 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,729	$-
Equity securities	5,190,387	-	-
Mutual funds	3,676,005	-	-

Total	$8,866,392	$133,729	$-

The common stocks included in the equity securities portfolio as of March 27, 2016 were:

AT&T shares	82,112
Manulife shares	2,520
DexMedia shares	412
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	4,508
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679
CSAL shares	815

      The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3. Commitments and Contingencies

The Company’s purchase commitments at March 27, 2016 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

 In January 2016, the Financial Accounting Standards Board (FASB) issued guidance on equity securities that requires entities to recognize changes in unrealized gains and losses on equity securities in income in the current period unless the entity is recording the related investment under the equity method or consolidating the related entity. This amendment is effective for the Company’s fiscal year ending June 2019 with earlier adoption permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.

       In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures

6. Subsequent Events

      The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on May 10, 2016, and has determined that no material subsequent events have occurred.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. The Company purchased a total of 10,000 shares of Verizon during previous periods at a cost of approximately $430,000 and 3,120 shares of Verizon were received as a special dividend from Vodafone. Not all stocks in the portfolio are domestic American companies any longer. Since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,151,000 in dividends, the majority of which receive favorable tax treatment in the form of a dividends received deduction from federal taxable income. The dividends received deduction continues into this fiscal year. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on March 27, 2016 was approximately $5,496,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. In August 2015, $1,000,000 of this fund was redeemed to meet the August 2015 dividend payment. The fund is carried at fair value on the last day of the reporting period. At March 27, 2016, the fair value was approximately $2,772,000.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $4,165,000 at the end of the fiscal third quarter of 2016 compared to $912,000 at June 28, 2015.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the nine-month period ended March 27, 2016, the Company expended approximately $235,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At March 27, 2016, league deposits of approximately $2,065,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty nine weeks ended March 27, 2016 was $5,175,000 which, along with cash on hand, and redemption of a portion of the Vanguard GNMA fund, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the quarter ended March 27, 2016, and the nine months total was approximately $2,632,000 or $.51 per share.   In March 2016 the Company declared a regular quarterly dividend of $.17 per share, payable May 11, 2016 to shareholders of record on April 19, 2016. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and whims.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However the longer the economy remains unstable, the less willing people are to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompts people to look for indoor activities, snow storms can keep customers from reaching the centers. The “Blizzard of 2016” occurred on the weekend of January 22-24, 2016 causing the closure of all of our northern market locations for up to 3 days. Weekends tend to be heaviest for open play while the majority of league play occurs on weekdays. Postponed league games are made up later in the season, but lost open play income is never recovered.  Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

Earnings were $1,271,488 or $.25 per share for the thirteen week period and $1,632,313 or $.32 per share for the thirty-nine week period ended March 27, 2016. For the thirteen-week and thirty-nine week periods ended March 29, 2015, earnings were $1,269,291 or $.25 per share and $1,436,477 or $.28 per share, respectively.   Both the current and prior fiscal years were impacted by snow storms causing postponements of league bowling and loss of open play revenue. Management believes that the public is more cautious in discretionary spending during times of economic concern. The operating results for fiscal 2016 periods included in this report are not necessarily indicative of results to be expected for the year.

The following tables set forth the items in our consolidated summary of operations for the fiscal quarter and year-to-date periods ended March 27, 2016, and March 29, 2015, and the dollar and percentage changes therein.

	Thirteen weeks ended March 27, 2016 and March 29, 2015 Dollars in thousands
	2016	2015	Change	% Change
Operating Revenues:
Bowling and other	$5,237	$5,307	$(70)	(1.3)
Food, beverage and merchandise sales	2,185	2,209	(24)	(1.1)
Total Operating Revenues	7,422	7,516	(94)	(1.3)
Operating Expenses:
Employee compensation and benefits	2,764	2,845	(81)	(2.9)
Cost of bowling and other services	1,559	1,658	(99)	(6.0)
Cost of food, beverage and merchandise sales	607	612	(5)	(0.8)
Depreciation and amortization	334	331	3	0.9
General and administrative	301	235	66	21.9
Total Operating Expenses	5,565	5,681	(116)	(2.0)

Operating income	1,857	1,835	22	1.2
Interest, dividend and other income	99	118	(19)	(16.1)
Earnings before taxes	1,956	1,953	3	0.2
Income taxes	685	684	1	0.2
Net Earnings	$1,271	$1,269	$2	0.2

	Thirty-nine weeks ended March 27, 2016 and March 29, 2015 Dollars in thousands
	2016	2015	Change	% Change
Operating Revenues:
Bowling and other	$12,877	$12,812	$65	.5
Food, beverage and merchandise sales	5,471	5,304	167	3.2
Total Operating Revenues	18,348	18,116	232	1.3
Operating Expenses:
Employee compensation and benefits	8,247	8,340	(93)	(1.1)
Cost of bowling and other services	4,517	4,665	(148)	(3.2)
Cost of food, beverage and merchandise sales	1,640	1,601	39	2.4
Depreciation and amortization	1,009	987	22	2.2
General and administrative	764	688	76	11.0
Total Operating Expenses	16,177	16,281	(104)	(0.6)

Operating income	2,171	1,835	336	18.3
Interest, dividend and other income	340	375	(35)	(9.3)
Earnings before taxes	2,511	2,210	301	13.6
Income taxes	879	774	105	13.6
Net Earnings	$1,632	$1,436	$196	13.6

 Operating Revenues

Total operating revenues decreased $94,000 to $7,422,000 in the quarter ended March 27, 2016 compared to an increase of $209,000 to $7,516,000 in the three-month period ended March 29, 2015.  For the current fiscal nine-month period operating revenues were up $232,000 versus an increase of $92,000 in the comparable nine-month period a year ago.  Bowling and other revenue declined $70,000 in the quarter and increased $65,000 in the year-to-date period ended March 27, 2016, and was up $139,000 and $32,000, respectively, in the prior year comparable periods. Management believes the winter weather in each of the quarters ended in March 2016 and 2015 negatively impacted open play revenue. In addition, some league play scheduled for the third quarter will occur in the fourth quarter.

Food, beverage and merchandise sales decreased $24,000 or 1% in the current year quarter and were up $167,000 or 3% in the nine-month period. Cost of sales was down 1% in the current year quarter and up 2% for the nine month period ended March 27, 2016.

 Operating Expenses

Operating expenses were down $116,000 or 2% and down $104,000 or 1% in the current three and nine-month periods, respectively, compared to an increase of  $26,000 or less than 1% and a decrease of $236,000 or 1% in the three and nine month periods, respectively, last year.  Employee compensation and benefits were down $81,000 or 3% for the current fiscal year three month period and down $93,000 or 1% in the nine month period versus no change and a decline of $87,000 or 1% in the prior year comparable periods, respectively. Group health insurance costs were down $41,000 or 12% in the current nine month period as a result of changes in plan offerings with lower premiums. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services was down $148,000 or 3% versus a decrease of $128,000 or 3% in the nine-month periods ended March 27, 2016 and March 29, 2015, respectively. In the current thirty-nine weeks ended March 27, 2016, maintenance and repair costs were up $11,000 or 2%. The current and prior year nine month periods included snow removal costs of $120,000 and $80,000, respectively. Advertising costs during the current year thirty-nine week period ended March 27, 2016 were down $18,000. For the nine month period ended March 27, 2016 utility costs were down $51,000 due to lower electric and gas expense as winter temperatures were milder than the prior year comparable period. Supplies and services expenses were up slightly in the current year nine month period and were flat in the nine month period ended March 29, 2015.

Insurance expense excluding health insurance decreased 9% in the current year-to-date period due to lower premiums compared to a decrease of 1% in the prior year nine month period.

Depreciation and amortization expense was up 2% in the nine month period ended March 27, 2016 down 6% in the prior year comparable period.

As a result of the above, the current nine-month period of fiscal 2016 showed operating income of $2,171,000 compared to $1,835,000 in the prior year comparable nine-month period.

 Interest and Dividend Income

Interest and dividend income decreased $35,000 or 9% in the fiscal 2016 nine-month period. The prior year comparable period included greater long and short term gain on the Ginnie Mae portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 27, 2016. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 27, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 10, 2016 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and thirty-nine weeks ended March 27, 2016 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 10, 2016	By:	/s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: May 10, 2016	By:	/s/ Cheryl A Dragoo
Cheryl A. Dragoo, CFO