Form 10-K
period 2016-07-03
BOWL AMERICA INC
filed 2016-09-29
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2016	Commission file Number 1-7829

BOWL AMERICA INCORPORATED

(Exact name of registrant as specified in its charter.)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia               22312

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

     Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES [ ] NO [X]

     As of December 24, 2015, the last business day of the registrant's most recently completed second quarter, 3,746,454 Class A common shares were outstanding, and the aggregate market value of the Class A common shares (based upon the closing price of these shares of $14.40 per share as reported on the NYSE MKT) of Bowl America Incorporated held by non-affiliates of the registrant was approximately $35 million. As of that date 1,414,517 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If all of the Class B shares were converted to Class A shares as of December 24, 2015, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $37 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at September 16, 2016

Class A Common Stock $.10 par value	3,746,454
Class B Common Stock $.10 par value	1,414,517

 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after July 3, 2016, are incorporated by reference into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), Financial Statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of fiscal year 2016, the Company and its wholly-owned subsidiaries operated 18 bowling centers.

(b) Financial Information about Industry Segments

The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2016, the Company had operating revenues from continuing operations of approximately $24.1 million, and approximately $32 million in total assets. Merchandise sales, including food and beverages, were approximately 30% of operating revenues. The balance of operating revenues (approximately 70%) represents fees for bowling and related services. Earnings per share for fiscal 2016 were $0.42.

(c) Narrative Description of Business

As of September 1, 2016 the Company operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 726 lanes.

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

The table below presents the high and low sales price of the Company's Class A Common Stock in each quarter of fiscal years 2016 and 2015 as reported by the NYSE MKT.

2016	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$15.50	$15.31	$14.70	$15.15
Low	$14.28	$13.22	$13.61	$14.00

2015	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$15.50	$15.45	$15.50	$15.50
Low	$13.12	$13.79	$14.08	$14.27

 Holders

As of July 3, 2016, the approximate number of holders of record of the Company's Class A Common Stock was 283 and of the Company's Class B Common Stock was 19.

 Cash Dividends

The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2016 and 2015.

Class A Common Stock
Quarter	2016	2015

First	17 cents	17 cents
Second	17 cents	17 cents
Third	17 cents	17 cents
Fourth	17 cents	17 cents

Class A Common Stock
Quarter	2016	2015

First	17 cents	17 cents
Second	17 cents	17 cents
Third	17 cents	17 cents
Fourth	17 cents	17 cents

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of July 3, 2016. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2016 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended July 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated balance sheets as of July 3, 2016 and June 28, 2015

Consolidated statements of earnings and comprehensive earnings - years ended July 3, 2016 and June 28, 2015

Consolidated statements of stockholders' equity - years ended July 3, 2016 and June 28, 2015

Consolidated statements of cash flows - years ended July 3, 2016 and June 28, 2015

Notes to the consolidated financial statements - years ended July 3, 2016 and June 28, 2015

(b)   Exhibits:

3(i)(a) Articles of Incorporation of the Registrant and amendments through December 1994 thereto (Incorporated by reference from exhibit number 3 to the Annual Report for 1989 on Form 10-K for fiscal year ended July 2, 1989.)

3(i)(b) Amendment to and restatement of Article FIFTH (b) III 2.2 of the Registrant's Articles of Incorporation (Incorporated by reference from the Registrant's Form 8-K filed December 9, 1994.)

3(ii) By-laws of the Registrant (Incorporated by reference from exhibit 3 to the Registrant’s Annual Report on Form 10-K for fiscal year ended July 2, 1989.)

10.1     Amended Employment Agreement, dated as of June 22, 2015, between the Company and Leslie H. Goldberg (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 22, 2015).

10.2     Amended Employment Agreement, dated as of June 22, 2015, between the Company and Cheryl A. Dragoo (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 22, 2015).

20     Press release dated September 29, 2016

21 Subsidiaries of registrant (Incorporated by reference from exhibit number 21 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.)

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

Date: September 29, 2016

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Financial Officer,

Senior Vice President

Principal Financial and Accounting Officer

Date: September 29, 2016

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg

Leslie H. Goldberg

President, Principal Executive

& Operating Officer and Director

Date: September 29, 2016

/s/ Ruth Macklin	/s/ Cheryl A. Dragoo
Ruth Macklin	Cheryl A Dragoo
Senior Vice President, Secretary,	Senior Vice President, Principal Financial
Treasurer and Director	& Accounting Officer and Director

Date: September 29, 2016	Date: September 29, 2016

/s/ Warren T. Braham	/s/ Nancy Hull
Warren T. Braham	Nancy Hull
Director	Director

Date: September 29, 2016	Date: September 29, 2016

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: September 29, 2016	Date: September 29, 2016

/s/ Arthur H. Bill

Arthur H. Bill

Director

Date: September 29, 2016

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 3, 2016. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of July 3, 2016, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences. Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive. Bowling has those advantages. However, the longer the economic recovery remains unstable, the less willing people are to spend on other than necessities. Current economic and political conditions continue to create challenges, but our response is helped by having the resources to be able to promote the sport. Weather is also a factor, especially for casual bowlers. While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. The “Blizzard of 2016” occurred on the weekend of January 22-24, 2016 causing the closure of all of our northern market locations for up to 3 days. Weekends tend to be heaviest for open play while the majority of league play occurs on weekdays. Postponed league games are made up later in the season, but lost open play income is never recovered.

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan. A portion of earnings has consistently been invested to create a reserve to protect the Company during downturns in business, to capitalize on opportunities for expansion and modernization, to provide a secure source of income and to provide a predictable return to its owners. For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth. The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks. This diversity also provides a measure of safety of principal.

With the exception of an additional 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,400,000 in dividends, the majority of which were tax favored in the form of exclusion from federal taxable income. The exclusion continues into the current year. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on July 3, 2016 was approximately $6,002,000. The value of securities held at June 28, 2015 was approximately $5,200.000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period and at July 3, 2016, the value was approximately $2,823,000. In August 2015 approximately $1,000,000 of this fund was redeemed to meet the August 2015 dividend payment.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $1,471,000 at the end of fiscal 2016 compared to $912,000 at the end of fiscal 2015. In August 2016 the Company secured a short-term loan for $500,000 partially collateralized with $350,000 in certificates of deposits, to fund the August dividend.

The Company's position in all the above investments is a source of expansion capital. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings. The Company made no application for third party funding in fiscal 2016 as cash and cash flows were sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

Cash flow provided by operating activities for the year ended July 3, 2016, was $3,442,000. Equipment purchases during fiscal year 2016 used approximately $320,000. Proceeds from Ginnie Mae dividends totaling approximately $72,000 in fiscal year 2016 were used to purchase additional shares in the fund. The Company sold a storage warehouse and some equipment, no longer needed, for $50,000 in June 2016. Cash on hand and the $1,000,000 redemption of the Vanguard fund mentioned above was used to meet the balance of $3,509,000 required to pay regular dividends during the fiscal year.

The Company paid cash dividends totaling approximately $3.5 million, or $.68 per share, to shareholders during the 2016 fiscal year. In June 2016, the Company declared a quarterly $.17 per share dividend, paid in August 2016. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of opportunities at such time.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal fourth quarters ended July 3, 2016 and June 28, 2015, respectively, and the dollar and percentage changes therein.

	Fourteen weeks ended July 3, 2016 and
	Thirteen weeks ended June 28, 2015
	Dollars in thousands
	2016	2015	Change	% Change
Operating Revenues:
Bowling and other	$4,001	$3,497	$504	14.4%
Food, beverage & merchandise sales	1,749	1,512	237	15.7
	5,750	5,009	741	14.8
Operating Expenses:
Compensation & benefits	2,823	2,674	149	5.6
Cost of bowling & other	1,431	1,285	146	11.4
Cost of food, beverage & merchandise sales	563	485	78	16.1
Depreciation & amortization	144	268	(124)	(46.3)
General & administrative	89	222	(133)	(59.9)
	5,050	4,934	116	2.4
Loss on disposal of assets	(10)	(4)	6	150.0
Operating income	690	71	619	871.8
Interest, dividend and other income	110	120	(10)	(8.3)
Earnings before taxes	800	191	609	318.8
Income taxes	281	(13)	294	2261.5
Net Earnings	$519	$204	$315	154.4

The following table sets forth the items in our consolidated summary of operations for the 53 week fiscal year ended July 3, 2016 and 52 week fiscal year ended June 28, 2015, respectively, and the dollar and percentage changes therein.

	Fifty-three weeks ended July 3, 2016 and
	Fifty-two weeks ended June 28, 2015
	Dollars in thousands
	2016	2015	Change	% Change
Operating Revenues:
Bowling and other	$16,878	$16,309	$569	3.5%
Food, beverage & merchandise sales	7,220	6,816	404	5.9
	24,098	23,125	973	4.2
Operating Expenses:
Compensation & benefits	11,071	11,014	57	0.5
Cost of bowling & other	5,947	5,950	(3)	(0.1)
Cost of food, beverage & merchandise sales	2,203	2,086	117	5.6
Depreciation & amortization	1,153	1,255	(102)	(8.1)
General & administrative	853	910	(57)	(6.2)
	21,227	21,215	12	0.1
(Loss) gain on disposal of assets	(10)	(4)	6	150.0
Operating income	2,861	1,906	955	50.1
Interest, dividend and other income	450	495	(45)	(9.1)
Earnings before taxes	3,311	2,401	910	37.9
Income taxes	1,160	761	399	52.4
Net Earnings	$2,151	$1,640	$511	31.1

Net Earnings were $518,712 or $.10 per share for the fourteen week period and $2,151,025 or $.42 per share for the fifty-three week period ended July 3, 2016. For the thirteen week and fifty-two week periods ended June 28, 2015 net earnings were $203,752 or $.04 per share and $1,640,229 or $.32 per share, respectively. Fiscal 2016 consisted of 53 weeks with the extra week included in the fourth quarter and 2015 consisted of 52 weeks. Eighteen centers were in operation throughout both years.

Operating Revenues

Total operating revenue increased 4.2%, or $973,000, to $24.1 million in fiscal 2016 compared to an increase of 1.5%, or $345,000, to $23.1 million in fiscal 2015. Bowling and other revenue increased $569,000 in fiscal 2016 versus an increase of $214,000 in fiscal 2015. Food, beverage and merchandise sales increased $404,000 and $130,000 in fiscal 2016 and fiscal 2015, respectively.

Management believes that open play revenue was lost in both years as a result of snow storms in the normally busiest months of fiscal years 2016 and 2015. Promotional pricing throughout both fiscal years also depressed bowling revenue.

Operating Expenses

As discussed in more detail below, total operating expenses increased 0.1%, or $12,000, in fiscal year 2016 versus a decrease of 1.7%, or $367,000 in fiscal 2015. Costs for employee compensation and benefits were up 0.5% or $57,000 in fiscal 2016 versus a decrease of 1% or $110,000 in fiscal 2015. Group health insurance costs declined primarily due to plan offerings and lower premiums. This category includes contributions to our two benefit plans, both of which are defined contribution plans. The contributions can only be made from profits and there is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $3,000 or 0.1% in the year ended July 3, 2016 versus a decrease of $159,000 or 2.6% in the prior fiscal year. Maintenance expense was flat in fiscal 2016 and decreased $59,000 or 6.2% in fiscal 2015. Snow removal costs in both fiscal years were high due to winter storms. Utility costs were down 4.5% in the current fiscal year as telephone, electric and gas expense decreased versus in increase in the prior fiscal year. Supplies expense increased 1% in both fiscal 2016 and 2015. Advertising costs decreased 2.1% and 24.8% in fiscal 2016 and 2015, respectively.

Cost of food, beverage and merchandise sales increased $117,000 or 5.6% in fiscal 2016 and $24,000 or 1.2% in fiscal 2015, the result of higher food and beverage sales.

Depreciation expenses decreased approximately $102,000 or 8.1% in fiscal 2016 versus a decrease of approximately $69,000 or 5.2% in the prior year after several large assets became fully depreciated.

Operating income increased 50.1% or $955,000 to $2.9 million in fiscal year 2016 from $1.9 million in fiscal 2015.

Interest, Dividend and Other Income

Interest and dividend income decreased $45,000 or 9.1% in fiscal 2016 and $168,000 or 25.4% in the prior year.

Income taxes

Effective income tax rates on continuing operations for the Company were 35.0% for fiscal 2016 and 31.7% for fiscal 2015, the difference from statutory rates is primarily due to the partial exclusion of dividends received on investments which, in fiscal 2015 was a higher portion of income than in the prior year.

Net Earnings

Net earnings from continuing operations in fiscal 2016 were $2.2 million, or $.42 per share, compared to $1.6 million, or $.32 per share in fiscal 2015.

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

We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount. There were no impairment losses recorded in fiscal 2016 or 2015.

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	July 3,	June 28,	June 29,	June 30,	July 1,
	2016	2015	2014	2013	2012
Operating revenues	$24,097,862	$23,124,541	$22,780,017	$23,857,281	$24,343,024
Operating expenses	21,226,560	21,214,632	21,581,531	22,095,866	22,742,905
(Loss) gain on disposal of land, building and equipment	(10,035)	(3,854)	8,820	980	25,924
Interest, dividend and other income	449,998	494,645	662,693	435,141	499,873
Earnings from continuing operations before provision for income taxes	3,311,265	2,400,700	1,869,999	2,197,536	2,125,916
Provision for income taxes	1,160,240,	760,471	496,831	711,763	626,677
Earnings from continuing operations	$2,151,025	$1,640,229	$1,373,168	$1,485,773	$1,499,239
(Loss) gain from discontinued operations - net of tax	-	-	(2,774)	1,669,449	(74,398)
Net Earnings	$2,151,025	$1,640,229	$1,370,394	$3,155,222	$1,424,841
Weighted average shares outstanding- Basic & Diluted	5,160,971	5,160,971	5,160,971	5,151,784	5,151,471

Earnings per share-Basic & diluted
Continuing operations	$.42	$.32	$.27	$.29	$.29
Discontinued operations	.00	.00	.00	.32	(.01)
Net earnings per share-Basic & diluted	$.42	$.32	$.27	$.61	$.28

Net cash provided by operating activities	$3,441,813	$3,052,817	$2,053,510	$2,206,533	$2,769,286

Cash dividends paid	$3,509,461	$3,509,460	$3,406,243	$5,949,951	$3,296,942
Cash dividends paid Per share - Class A	$0.68	$0.68	$0.66	$1.155	$0.64
- Class B	$0.68	$0.68	$0.66	$1.155	$0.64

Total assets	$31,851,135	$32,062,409	$34,363,780	$36,725,050	$39,368,174

Stockholders' equity	$26,149,342	$26,974,079	$28,978,731	$31,031,801	$33,685,154

Net book value per share	$5.07	$5.23	$5.61	$6.01	$6.54

Net earnings as a % of beginning stockholders' equity	8.0%	5.7%	4.4%	9.4%	4.0%

Lanes in operation	726	726	726	726	756
Centers in operation	18	18	18	18	19

1395 Piccard Drive, Suite 240 Rockville, Maryland 20850 Phone 301.337.3305

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bowl America Incorporated

Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of July 3, 2016 and June 28, 2015, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years ended July 3, 2016 and June 28, 2015. Bowl America Incorporated and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of July 3, 2016 and June 28, 2015, and the results of their operations and their cash flows for the years ended July 3, 2016 and June 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ MN Blum LLC

MN Blum, LLC

Rockville, Maryland

September 29, 2016

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	July 3,	June 28,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$986,193	$778,367
Short-term investments (Note 3)	484,558	133,729
Inventories	561,217	552,889
Prepaid expenses and other	664,379	488,212
Income taxes refundable	-	51,309
TOTAL CURRENT ASSETS	2,696,347	2,004,506
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	19,523,856	20,417,454
OTHER ASSETS:
Marketable investment securities (Note 3)	8,824,456	8,866,392
Cash surrender value-life insurance	740,161	707,592
Other	66,315	66,465
TOTAL OTHER ASSETS	9,630,932	9,640,449
TOTAL ASSETS	$31,851,135	$32,062,409

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$660,711	$709,453
Accrued expenses	1,193,463	1,001,754
Dividends payable	877,365	877,365
Income taxes payable	207,840	-
Other current liabilities	325,982	290,833
Current deferred income taxes (Note 7)	27,850	9,113
TOTAL CURRENT LIABILITIES	3,293,211	2,888,518
LONG-TERM DEFERRED COMPENSATION	23,620	28,897
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,384,962	2,170,915
TOTAL LIABILITIES	5,701,793	5,088,330

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings- Unrealized gain on available-for-sale securities, net of tax	2,986,587	2,452,888
Retained earnings	14,792,550	16,150,986
TOTAL STOCKHOLDERS'EQUITY	26,149,342	26,974,079

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$31,851,135	$32,062,409

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	July 3,	June 28,
	2016	2015
Operating Revenues:
Bowling and other	$16,878,423	$16,308,611
Food, beverage and merchandise sales	7,219,439	6,815,930
Total Operating Revenue	24,097,862	23,124,541

Operating Expenses:
Employee compensation and benefits	11,070,655	11,014,082
Cost of bowling and other services	5,947,418	5,950,351
Cost of food, beverage and merchandise sales	2,202,901	2,086,079
Depreciation and amortization	1,153,121	1,254,541
General and administrative	852,465	909,579
Total Operating Expense	21,226,560	21,214,632
Loss on disposal of land, buildings and equipment	(10,035)	(3,854)
Operating Income	2,861,267	1,906,055
Interest, dividend and other income	449,998	494,645
Earnings before provision for income taxes	3,311,265	2,400,700
Provision for income taxes (Note 7)
Current	1,258,674	886,134
Deferred	(98,434)	(125,663)
Total Provision for Income Taxes	1,160,240	760,471
Net Earnings	$2,151,025	$1,640,229

Earnings per share-basic & diluted	$.42	$.32

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$3,509,461	$3,509,460

Per share, dividends paid, Class A	$0.68	$0.68

Per share, dividends paid, Class B	$0.68	$0.68

Net Earnings	$2,151,025	$1,640,229
Other comprehensive earnings- net of tax Unrealized gain (loss) on available-for–sale securities net of tax (benefit) of $334,549 and ($85,995)	548,740	(139,715)
Reclassification adjustment for gain included in Net Income, net of tax of $9,258	(15,041)	-

Comprehensive earnings	$2,684,724	$1,500,514

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 29, 2014	3,746,454	$374,645	1,414,517	$141,452	$7,849,814	$2,592,603	$18,020,217
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 16, 2015 payable August 12, 2015	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for- sale securities (shown net of tax)	-	-	-	-	-	(139,715)	-
Repayment of employee loan	-	-	-	-	4,294	-	-
Net earnings for the year	-	-	-	-	-	-	1,640,229
Balance, June 28, 2015	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,452,888	$16,150,986
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 21, 2016, payable August 17, 2016	-	-	-	-	-	-	(877,366)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	548,740	-
Reclassification adjustment for gain	-	-	-	-	-	-	-
Included in net income, net of tax	-	-	-	-	-	(15,041)	-
Net earnings for the year	-	-	-	-	-	-	2,151,025
Balance, July 3, 2016	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,986,587	$14,792,550

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 3,	June 28,
	2016	2015
Cash Flows From Operating Activities
Net earnings	$2,151,025	$1,640,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,153,121	1,254,541
Decrease in deferred income tax	(95,712)	(126,898)
Loss on disposition of assets-net	10,035	3,854
Gain on sale of available-for-sale securities	(24,299)	-
Changes in assets and liabilities
Increase in inventories	(8,328)	(32,534)
(Increase) decrease in prepaid and other	(176,167)	122,204
Decrease in income taxes refundable	51,309	261,547
Decrease in other long-term assets	150	13,700
(Decrease) increase in accounts payable	(48,742)	27,944
Increase (decrease) in accrued expenses	191,709	(89,344)
Increase in income taxes payable	207,840	-
Increase (decrease) in other current liabilities	35,149	(17,235)
Decrease in long-term deferred compensation	(5,277)	(5,191)

Net cash provided by operating activities	3,441,813	3,052,817

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(319,558)	(796,622)
Sale of assets	50,000	7,900
Net (purchases) sales and maturities of short-term investments	(350,829)	1,319,597
Purchases of marketable securities	(71,570)	(112,603)
Proceeds from sale of marketable securities	1,000,000	-
Increase in cash surrender value	(32,569)	(29,670)

Net cash provided by investing activities	275,474	388,602

Cash Flows From Financing Activities
Payment of cash dividends	(3,509,461)	(3,509,460)
Repayment of stock loan	-	4,294

Net cash used in financing activities	(3,509,461)	(3,505,166)

Net Change in Cash and Equivalents	207,826	(63,747)

Cash and Equivalents, Beginning of period	778,367	842,114

Cash and Equivalents, End of period	$986,193	$778,367

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$934,026	$633,000

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

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2016 ended July 3, 2016, and fiscal year 2015 ended June 28, 2015. Fiscal year 2016 consisted of 53 weeks and fiscal year 2015 consisted of 52 weeks.

Subsequent Events

The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 29, 2016. In August 2016 the Company secured a short-term loan of $500,000 collateralized by $350,000 in certificates of deposits to meet the August 2016 dividend payment.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.Significant estimates include the deferred compensation liability for executives and key employees including survivor benefits, depreciation expense, cash surrender value of officers' life insurance, the Federal and State income taxes (current and deferred), and market assumptions used in estimating the fair value of certain assets such as marketable securities and long-lived assets.

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

Advertising Expense

It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending July 3, 2016, and June 28, 2015, were $319,129 and $325,914, respectively.

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

Earnings Per Share

Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,160,971, for both fiscal years 2016 and 2015.

Comprehensive Earnings

A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for the years ended July 3, 2016 and June 28, 2015.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers money market funds and certificates of deposits, with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts which may exceed federally insured limits during the year, but does not believe that this results in any significant credit risk.

Other Current Liabilities

Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At July 3, 2016 and June 28, 2015 other current liabilities included $314,599 and $278,560, respectively, in prize fund monies.

Reclassifications

Certain previous year amounts have been reclassified to conform with the current year presentation.

Recently adopted accounting guidance

Recent accounting guidance not yet adopted

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

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	July 3, 2016	June 28, 2015

Demand deposits and cash on hand	$543,639	$558,364
Money market funds	442,554	220,003
CASH & CASH EQUIVALENTS	$986,193	$778,367

The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS

The Company’s marketable securities are categorized as available-for-sale securities. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are based on the quoted market price for those securities. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. At July 3, 2016, the fair value of short-term investments was $484,558. At June 28, 2015, the fair value of short-term investments was $133,729. Non-current investments are marketable securities which primarily consist of telecommunications stocks and a mutual fund that invests in mortgage backed securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of July 3, 2016, the Company had $108,755 of gross unrealized gains from its investments in federal agency mortgage backed securities owned through a mutual fund which had a fair value of $2,822,615. In August 2015 the Company redeemed $1,000,000 of this fund to meet the August 2015 dividend payment. As of June 28, 2015, $58,014 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $3,676,005. The Company’s investments were as follows:

	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
July 3, 2016
Equity securities	$1,285,759	$4,721,885	$(5,804)	$6,001,841

Mutual fund	2,713,860	108,755	-	2,822,615

Certificates of deposits	484,558	-	-	484,558

June 28, 2015
Equity securities	$1,285,759	$3,910,144	$(5,516)	$5,190,387

Mutual fund	3,617,991	58,014	-	3,676,005

Certificates of deposits	133,729	-	-	133,729

During fiscal 2016 and fiscal 2015, the Company had certain equity securities with cumulative unrealized losses of $5,804 and $5,516 respectively.

	Less than 12 months		12 Months or greater		Total
July 3, 2016	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$-	$-	$41	$(5,804)	$41	$(5,804)

	Less than 12 months		12 Months or greater		Total
July 3, 2016	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$-	$-	$329	$(5,516)	$329	$(5,516)

   The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
DexMedia shares	412
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	4,508
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679
CSAL shares	815

On August 1, 2016 Dex Media completed a financial restructure. Previous shares of its common stock were cancelled with no distribution to shareholders.

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

The fair value of these assets as of July 3, 2016 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	July 3, 2016	July 3, 2016

Equity securities	$6,001,841	$-	$-	$811,454	$4,716,081

Mutual fund	2,822,615	-	-	66,629	108,755

Certificates of deposits	-	484,558	-	-	-
TOTAL	$8,824,456	$484,558	-	$878,083	$4,824,836

The fair value of these assets as of June 28, 2015 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 28, 2015	June 28, 2015

Equity securities	$5,190,387	$-	$-	$(183,599)	$3,904,627

Mutual fund	3,676,005	-	-	(42,111)	58,014

Certificates of deposits	-	133,729	-	-	-
TOTAL	$8,866,392	$133,729	-	$(225,710)	$3,962,641

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4. LAND, BUILDINGS, AND EQUIPMENT

Land, buildings, and equipment, at cost, consisted of the following:

	July 3,	June 28,
	2016	2015
Buildings	$18,666,152	$18,741,152
Leasehold and building improvements	8,068,521	8,102,338
Bowling lanes and equipment	22,429,142	22,404,206
Land	10,516,607	10,526,607
Amusement games	726,471	739,007
Bowling lanes and equipment not yet in use	104,506	141,938
TOTAL LAND, BUILDINGS, AND EQUIPMENT	60,511,399	60,655,248
Less accumulated depreciation and amortization	40,987,543	40,237,794
LAND, BUILDINGS, AND EQUIPMENT, NET	$19,523,856	$20,417,454

Depreciation and amortization expense for buildings and equipment for fiscal years 2016 and 2015 was $1,153,121, and $1,254,541, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for increases in real estate taxes.

At July 3, 2016, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2017	$318,000
2018	318,000
2019	318,000
2020	33,834
Thereafter	-
Total minimum lease payments	$987,834

Net rent expense was as follows:

	For the Years Ended
	July 3, 2016	June 28, 2015

Minimum rent under operating leases	$318,000	$315,500
Excess percentage rents	-	-
NET RENT EXPENSE	$318,000	$315500

Purchase Commitments

The Company's purchase commitments at July 3, 2016 are for materials, supplies, services and equipment as part of the normal course of business.

6. PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended July 3, 2016 and June 28, 2015, contributions in the amounts of $75,000 and $57,500, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The Plan provides for Company contributions as determined by the Board of Directors. The Company contributed $75,000 for fiscal year 2016 and $57,500 for fiscal year 2015. The Company has no defined benefit plan or other post retirement plan.

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

The Company had no material unrecognized tax benefits at July 3, 2016 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after July 1, 2012 are still open to examination by those relevant taxing authorities.

The significant components of the Company's deferred tax assets and liabilities were as follows:

	July 3, 2016	June 28, 2015
Deferred tax:
Land, buildings, and equipment	$596,688	$696,244
Unrealized gain on available-for-sale securities	1,840,861	1,509,633
Prepaid expenses and other	(24,725)	(25,849)
Deferred tax liabilities	$2,412,824	$2,180,028

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2016	2015
Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	4.1	2.8
Dividends received exclusion	(2.1)	(2.8)
All other net	(1.0)	(2.3)
NET EFFECTIVE RATE	35.0%	31.7%

8. STOCKHOLDERS' EQUITY

The Class A shares have one vote per share. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At July 3, 2016, and June 28, 2015, the Company had $34,799 in employee loans related to the issuance of shares, respectively. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 2% to 2.5% and are payable over a term of three years from the date of the agreements which range from 2014 to 2015. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION

Deferred compensation payable was a total of $29,915 at July 3, 2016, and $35,106 at June 28, 2015. The current portion of these amounts is $6,295 at July 3, 2016, and $6,209 at June 28, 2015, and is included in accrued expenses.