Form 10-Q
period 2016-10-02
BOWL AMERICA INC
filed 2016-11-15
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: OCTOBER 2, 2016

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
November 11, 2016
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended
	October 2,	September 27,
	2016	2015
Operating Revenues:
Bowling and other	$3,577,379	$3,474,033
Food, beverage and merchandise sales	1,486,957	1,446,130
Total Operating Revenue	5,064,336	4,920,163

Operating Expenses:
Employee compensation and benefits	2,681,333	2,746,545
Cost of bowling and other services	1,469,370	1,510,612
Cost of food, beverage and merchandise sales	482,275	469,342
Depreciation and amortization	292,694	336,187
General and administrative	230,776	231,781
Total Operating Expenses	5,156,448	5,294,467

Operating Loss	(92,112)	(374,304)
Interest, dividend and other income	93,714	146,528
Interest expense	2,722	-
Loss before provision for income tax benefit	(1,120)	(227,776)
Provision for income tax benefit	(400)	(79,700)

Net loss	$(720)	$(148,076)

Net loss per share-basic & diluted	(.00)	(.03)

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$877,365	$877,365

Per share, dividends paid, Class A	$.17	$.17

Per share, dividends paid, Class B	$.17	$.17

The operating results for the thirteen (13) week period ended October 2, 2016 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	October 2,	September 27,
	2016	2015

Net Loss	$(720)	$(148,076)
Other comprehensive earnings-net of tax
Unrealized loss on available-for-sale securities net of tax benefit of $116,046 and $180,812	(187,618)	(293,762)

Reclassification adjustment for loss (gain) included in net loss, net of tax (benefit) of ($2,227) and $9,258	3,619	(15,041)

Comprehensive Loss	$(184,719)	$(456,879)

The operating results for the thirteen (13) week period ended October 2, 2016 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	October 2,	July 3,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$571,487	$986,193
Short-term investments	485,452	484,558
Inventories	591,287	561,217
Prepaid expenses and other	426,559	664,379
Income taxes refundable	187,060	-
TOTAL CURRENT ASSETS	2,261,845	2,696,347
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $41,268,477 and $40,987,543	19,336,340	19,523,856
OTHER ASSETS:
Marketable investment securities	8,540,728	8,824,456
Cash surrender value-life insurance	740,161	740,161
Other	66,315	66,315
TOTAL OTHER ASSETS	9,347,204	9,630,932
TOTAL ASSETS	$30,945,389	$31,851,135

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$439,729	$660,711
Accrued expenses	773,467	1,193,463
Dividends payable	877,365	877,365
Income taxes payable	-	207,840
Short-term note payable	500,000	-
Other current liabilities	940,073	325,982
Current deferred income taxes	27,850	27,850
TOTAL CURRENT LIABILITIES	3,558,484	3,293,211
LONG-TERM DEFERRED COMPENSATION	23,620	23,620
NONCURRENT DEFERRED INCOME TAXES	2,273,354	2,384,962
TOTAL LIABILITIES	5,855,458	5,701,793

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale
securities, net of tax	2,805,261	2,986,587
Retained earnings	13,914,465	14,792,550
TOTAL STOCKHOLDERS' EQUITY	25,089,931	26,149,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,945,389	$31,851,135

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	October 2,	September 27,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(720)	$(148,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	292,694	336,187
Loss on involuntary cancellation of available-for-sale securities	5,845	-
Gain on sale of available-for-sale securities	-	(24,299)
Changes in assets and liabilities
Increase in inventories	(30,070)	(62,507)
Decrease in prepaid & other	237,820	298,485
Increase in income taxes refundable	(187,060)	(26,000)
Increase in deferred tax asset	-	(79,700)
Decrease in accounts payable	(220,982)	(258,733)
Decrease in accrued expenses	(419,996)	(158,099)
Decrease in income taxes payable	(207,840)	-
Increase in other current liabilities	614,091	614,504
Net cash provided by operating activities	83,782	491,762

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(105,178)	(19,381)
Net (purchases) sales & maturities of short-term investments	(894)	(12)
Proceeds from sale of available-for-sale securities	-	1,000,000
Net purchases of marketable securities	(15,051)	(18,578)
Net cash (used in) provided by investing activities	(121,123)	962,029

Cash Flows From Financing Activities
Proceeds from note payable	500,000	-
Payment of cash dividends	(877,365)	(877,365)
Net cash used in financing activities	(377,365)	(877,365)

Net Change in Cash and Equivalents	(414,706)	576,426

Cash and Cash Equivalents, Beginning of period	986,193	778,367

Cash and Cash Equivalents, End of period	$571,487	$1,354,793

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest	2,722	-
Income taxes	$394,500	$26,000

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended

October 2, 2016

(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of July 3, 2016 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 2016.

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at October 2, 2016 and July 3, 2016 were as follows:

October 2, 2016 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$485,452	$485,452	$-
Equity securities	$5,703,049	$1,279,914	$4,423,135
Mutual funds	$2,837,679	$2,728,910	$108,769

July 3, 2016 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$484,558	$484,558	$-
Equity securities	$6,001,841	$1,285,759	$4,716,082
Mutual funds	$2,822,615	$2,713,860	$108,755

The fair values of the Company’s investments were determined as follows:

October 2, 2016 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$485,452	$-
Equity securities	5,703,049	-	-
Mutual funds	2,837,679	-	-

Total	$8,540,728	$485,452	$-

July 3, 2016 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$484,558	$-
Equity securities	6,001,841	-	-
Mutual funds	2,822,615	-	-

Total	$8,824,456	$484,558	$-

 The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
CSAL shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	4,508
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679

     On August 1, 2016, Dex Media, a spin off from Verizon, completed a financial restructure. Previous shares of Dex Media’s common stock were cancelled with no distribution to shareholders resulting in a loss of $5,845 on the Company’s holdings.

     The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

2. Note Payable

     In August 2016 the Company obtained a $500,000 short-term loan that matures in February 2017. The loan bears interest at the one month LIBOR rate plus 2.5% with interest only payable monthly. A portion of the loan is collateralized by certificates of deposits.

3.  Commitments and Contingencies

The Company’s purchase commitments at October 2, 2016, are for materials, supplies, services and equipment as part of the normal course of business.

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

     In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures

There were no new accounting pronouncements during the quarter ended October 2, 2016, that would impact the Company.

6. Subsequent Events

    The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 15, 2016, and has determined that no material subsequent events have occurred.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization, to provide a secure source of income and to provide a predictable return to its owners.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks. The Company considers that this diversity also provides a measure of safety of principal.

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales and over $4,400,000 in dividends, the majority of which were tax favored in the form of exclusion from federal taxable income. The exclusion continues into this fiscal year. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on October 2, 2016 was approximately $5.7 million. The value of securities held at July 3, 2016 was approximately $6 million. Short-term investments consisting mainly of Certificates of Deposits, cash and cash equivalents totaled $1,057,000 at October 2, 2016 compared to $1,471,000 at July 3, 2016.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. At October 2, 2016, the value was approximately $2,838,000. In August 2015 $1,000,000 of this fund was redeemed to meet the August 2015 dividend payment.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In August 2016 the Company obtained a $500,000 short-term loan to meet the August 2016 dividend obligation. The loan, collateralized by certificates of deposits, is due in February 2017. Interest is due and paid monthly and is based on the one-month LIBOR rate plus 2.5%.

During the three-month period ended October 2, 2016, the Company expended approximately $105,000 for the purchase of building, entertainment and restaurant equipment.  Except as noted above, the Company has no current plans to obtain additional third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accounts Payable were attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At October 2, 2016, league deposits of approximately $766,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended October 2, 2016 was $84,000 which, along with cash on hand, and a note in the amount of $500,000 was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the three-month period ended October 2, 2016.  In September 2016, the Company declared a regular quarterly dividend of $.17 per share, payable November 16, 2016.  The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal quarters ended October 2, 2016 and September 27, 2015, and the dollar and percentage changes therein.

	Thirteen weeks ended
	October 2, 2016 and September 27, 2015
	Dollars in thousands
	2016	2015	Change	% Change
Operating Revenues:
Bowling and other	$3,577	$3,474	$103	3.0
Food, beverage and merchandise sales	1,487	1,446	41	2.8
	5,064	4,920	144	2.9
Operating Expenses:
Employee Compensation and benefits	2,681	2,746	(65)	(2.4)
Cost of bowling and other services	1,469	1,511	(42)	(2.8)
Cost of food, beverage and merchandise sales	482	469	13	2.8
Depreciation and amortization	293	336	(43)	(12.8)
General and administrative	231	232	(1)	(0.4)
	5,156	5,294	(138)	(2.6)

Operating loss	(92)	(374)	282	75.4

Interest, dividend and other income	94	146	(52)	(35.6)
Interest expense	3	-	3	100.0
Loss before tax benefit	(1)	(228)	227	99.6
Income tax benefit	-	(80)	80	100.0

Net loss	$(1)	$(148)	$147	99.3

For the thirteen week period ended October 2, 2016 there was a loss of $720 or $.00 per share. For the thirteen week period ended September 27, 2015 there was a loss of $148,076 or $.03 per share. Eighteen locations were in operation in both the current and prior year quarters. The bowling business is seasonal and the first quarter which includes summer months is typically the slowest. The operating results for the fiscal 2017 period included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues increased 2.9% or $144,000 to $5,064,000 in the thirteen-week period ended October 2, 2016, compared to an increase of 6.3% or $291,000 to $4,920,000 in the three-month period ended September 27, 2015.  Bowling and other revenue increased $103,000 or 3% in the current year fiscal quarter compared to an increase of $173,000 or 5% in the comparable prior year quarter. Food, beverage and merchandise sales were up $41,000 or 2.8% in the current year quarter due to increased traffic, compared to an increase of $118,000 or 8.9% in the prior year comparable quarter.  Cost of sales increased $13,000 in the current year three-month period due to higher sales.

Operating Expenses

Operating expenses were down $138,000 or 2.6% to $5,156,000 in the three-month period ended October 2, 2016 compared to an increase of $34,000 or 1% to $5,294,000 in the prior year quarter ended September 27, 2015.  Employee compensation and benefits were down $65,000 or 2% and down $7,000 or less than 1% in the fiscal first quarters of 2017 and 2016, respectively. The Company continued to make scheduling adjustments resulting in a decrease in compensation.  In addition, state unemployment tax rates decreased from the prior year. In the current year group health insurance costs were lower due to changes in plan offerings with lower premiums.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $42,000 or 3% in the quarter ended October 2, 2016 versus a decrease of $18,000 or 1% in the comparable quarter ended September 27, 2015. Maintenance and repair costs were up $22,000 or 10% and $2,000 or 1% in the current year and prior year quarters, respectively. The current year period included roof repairs and plumbing repairs at several locations. The prior fiscal year period included air conditioning repairs at several locations. Advertising costs decreased $6,000 or 7% in the quarter ended October 2, 2016.  Utility costs were up $3,000 or 1% in the in both the current and prior year periods. Supplies and services expenses were down $20,000 or 10% and were up $15,000 or 8% in the thirteen-week periods ended October 2, 2016 and September 27, 2015, respectively, partially due to timing of bulk purchases.

Depreciation and amortization expense was down 13% in the three-month period ended October 2, 2016 as a large group of assets reached full depreciation.

As stated above, the first quarter of the fiscal year is seasonally the slowest and the quarter ended October 2, 2016 resulted in an operating loss of $720 compared to an operating loss of $148,000 in the prior year period.

Interest, Dividend and Other Income

Interest, dividend and other income declined in the three month period ended October 2, 2016 primarily due to the timing of receipts for ancillary income and the end of some parking lot rental agreements.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of October 2, 2016. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended October 2, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 15, 2016 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended October 2, 2016 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 15, 2016	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: November 15, 2016	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller