Form 10-Q
period 2017-01-01
BOWL AMERICA INC
filed 2017-02-14
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: JANUARY 1, 2017

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
January 29, 2017
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Operating Revenues:
Bowling and other	$4,378,959	$4,166,052	$7,956,338	$7,640,085
Food, beverage and merchandise sales	1,855,585	1,839,977	3,342,542	3,286,107
Total Operating Revenues	6,234,544	6,006,029	11,298,880	10,926,192

Operating Expenses:
Employee compensation and benefits	2,737,379	2,736,556	5,418,712	5,483,101
Cost of bowling and other services	1,472,207	1,447,483	2,941,577	2,958,095
Cost of food, beverage and merchandise sales	577,183	563,038	1,059,458	1,032,380
Depreciation and amortization	275,198	338,595	567,892	674,782
General and administrative	210,565	231,588	441,341	463,369
Total Operating Expenses	5,272,532	5,317,260	10,428,980	10,611,727

Operating Income	962,012	688,769	869,900	314,465
Interest, dividend and other income	111,188	94,132	204,902	240,660
Interest expense	2,594	-	5,316	-

Earnings before provision for income taxes	1,070,606	782,901	1,069,486	555,125

Provision for income taxes	374,700	274,000	374,300	194,300

Net Earnings	$695,906	$508,901	$695,186	$360,825

Earnings per share-basic & diluted	$.14	$.10	$.14	$.07

NET EARNINGS PER SHARE	$.14	$.10	$.14	$.07

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$877,365	$877,365	$1,754,730	$1,754,730

Per share, dividends paid, Class A	$.17	$.17	$.34	$.34

Per share, dividends paid, Class B	$.17	$.17	$.34	$.34

The operating results for the thirteen (13) and twenty-six (26) week periods ended January 1, 2017 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015

Net Earnings	$695,906	$508,901	$695,186	$360,825
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available- for-sale securities net of tax (benefit) of $54,819 and $89,467 for 13 weeks, and ($59,000) and $91,345 for 26 weeks	88,938	145,356	(96,008)	(148,406)
Reclassification adjustment for loss (gain) included in Net Income net of tax (benefit) of ($2,227) and $9,258	-	-	3,619	(15,041)
Comprehensive earnings	$784,844	$654,257	$602,797	$197,378

The operating results for the thirteen (13) and twenty-six (26) week periods ended January 1, 2017 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets

(Unaudited)

	As of
	January 1, 2017	July 3, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,368,279	$986,193
Short-term investments	486,306	484,558
Inventories	553,952	561,217
Prepaid expenses and other	423,551	664,379
Income taxes refundable	44,960	-
TOTAL CURRENT ASSETS	2,877,048	2,696,347
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $41,544,713 and $40,987,543	19,126,593	19,523,856
OTHER ASSETS:
Marketable securities	8,719,110	8,824,456
Cash surrender value-life insurance	740,161	740,161
Other	66,315	66,315
TOTAL OTHER ASSETS	9,525,586	9,630,932
TOTAL ASSETS	$31,529,227	$31,851,135

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$508,094	$660,711
Accrued expenses	644,325	1,193,463
Dividends payable	877,365	877,365
Income taxes payable	-	207,840
Short-term note payable	500,000	-
Other current liabilities	1,622,391	325,982
Current deferred income taxes	27,850	27,850
TOTAL CURRENT LIABILITIES	4,180,025	3,293,211
LONG-TERM DEFERRED COMPENSATION	23,620	23,620
NONCURRENT DEFERRED INCOME TAXES	2,328,173	2,384,962
TOTAL LIABILITIES	6,531,818	5,701,793

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,894,198	2,986,587
Retained earnings	13,733,006	14,792,550
TOTAL STOCKHOLDERS' EQUITY	24,997,409	26,149,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,529,227	$31,851,135

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	January 1,	December 27,
	2017	2015
Cash Flows From Operating Activities
Net earnings	$695,186	$360,825
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	567,892	674,782
Loss on involuntary cancellation of available-for-sale securities	5,845	-
Gain on sale of available-for-sale securities	-	(24,299)
Changes in assets and liabilities
Decrease (increase) in inventories	7,265	(43,756)
Decrease in prepaid & other	240,828	299,076
Increase in income taxes refundable	-	(6,700)
(Increase) decrease in other long-term assets	-	-
Decrease in accounts payable	(152,617)	(173,446)
Decrease in accrued expenses	(549,138)	(273,289)
Decrease in income taxes payable	(252,800)	-
Increase in other current liabilities	1,296,409	1,372,822
Net cash provided by operating activities	1,858,870	2,186,015

Cash Flows From Investing Activities
Expenditures for land, building and equip	(170,629)	(112,279)
Net sales & maturities (purchases) of short-term investments	(1,748)	(25)
Proceeds from sale of available-for-sale securities	-	1,000,000
Purchases of marketable securities	(49,677)	(35,953)
Net cash provided by (used in) Investing activities	(222,054)	851,743

Cash Flows From Financing Activities
Proceeds from note payable	500,000	-
Payment of cash dividends	(1,754,730)	(1,754,730)

Net cash used in financing activities	(1,254,730)	(1,754,730)

Net Increase in Cash and Equivalents	382,086	1,283,028

Cash and Equivalents, Beginning of period	986,193	778,367

Cash and Equivalents, End of period	$1,368,279	$2,061,395

Supplemental Disclosures of Cash Flow Information Cash Paid During the Period for:
Interest	$5,316	$-
Income taxes	$627,100	$201,000

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-six Weeks Ended

January 1, 2017

(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (collectively, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of July 3, 2016 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at January 1, 2017 and July 3, 2016 were as follows:

January 1, 2017 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Short-term investments	$486,306	$486,306	$-
Equity securities	$5,932,982	$1,279,914	$4,653,068
Mutual funds	$2,786,128	$2,763,538	$22,590

July 3, 2016 Description	Fair Value	Cost basis	Unrealized Gain (loss)
Short-term investments	$484,558	$484,558	$-
Equity securities	$6,001,841	$1,285,759	$4,716,082
Mutual funds	$2,822,615	$2,713,860	$108,755

The fair values of the Company’s investments were determined as follows:

January 1, 2017 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$486,306	$-
Equity securities	5,932,982	-	-
Mutual funds	2,786,128	-	-

Total	$8,719,110	$486,306	$-

July 3, 2016 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$484,558	$-
Equity securities	6,001,841	-	-
Mutual funds	2,822,615	-	-

Total	$8,824,456	$484,558	$-

The shares of common stock included in the equity securities portfolio as of January 1, 2017 were:

AT&T shares	82,112
Manulife shares	2,520
CSAL shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	4,508
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679

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

3. Note Payable

     In August 2016, the Company obtained a $500,000 short-term loan that was due in February 2017. The loan interest was at the one month LIBOR rate plus 2.5% with interest only payable monthly. A portion of the loan was collateralized by certificates of deposits. The loan was paid in full on January 6, 2017.

4. Commitments and Contingencies

The Company’s purchase commitments at January 1, 2017 are for materials, supplies, services and equipment as part of the normal course of business.

5.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other post-retirement plan.

6. New Accounting Standards

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

     In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures

There were no new accounting pronouncements during the quarter ended January 1, 2017, that would impact the

Company.

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

With the exception of 13,120 shares of Verizon, the shares of common stock in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all shares in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,400,000 in dividends, the majority of which were tax favored in the form of an exclusion from federal taxable income. The dividends exclusion continues into this fiscal year. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on January 1, 2017 was approximately $5,933,000 and on July 3, 2016 was approximately $6,002,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. At January 1, 2017, the value was approximately $2,786,000.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $1,855,000 at the end of the fiscal second quarter of 2017 compared to $1,471,000 at July 3, 2016.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

 In August 2016 the Company obtained a $500,000 short-term loan to meet the August 2016 dividend obligation. The loan was collateralized by certificates of deposits. Interest was due and paid monthly and was based on the one- month LIBOR  rate plus 2.5%. The loan was repaid in full on January 6, 2017.

In the six-month period ended January 1, 2017, the Company expended approximately $170,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and has no current plans to obtain additional third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At January 1, 2017, league deposits of approximately $1,396,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended January 1, 2017 was $1,859,000 which, along with cash on hand, and a note in the amount of $500,000, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the quarter ended January 1, 2017, and the six months total was approximately $1,754,000 or $.34 per share.   In December 2016 the Company declared a regular quarterly dividend of $.17 per share, payable February 15, 2017 to shareholders of record on January 10, 2017. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended January 1, 2017, and December 27, 2015, and the dollar and percentage changes therein.

	Thirteen weeks ended
	January 1, 2017 and December 27, 2015
	Dollars in thousands
	2016	2015	Change	% Change
Operating Revenues:
Bowling and other	$4,379	$4,166	$213	5.1
Food, beverage and merchandise sales	1,856	1,840	16	0.9
Total Operating Revenue	6,235	6,006	229	3.8
Operating Expenses:
Employee Compensation and benefits	2,738	2,736	2	0.1
Cost of bowling and other services	1,472	1,447	25	1.7
Cost of food, beverage and merchandise sales	577	563	14	2.5
Depreciation and amortization	275	339	(64)	(18.9)
General and administrative	211	232	(21)	(9.1)
Total Operating Expenses	5,273	5,317	(44)	(0.8)

Operating Income	962	689	273	39.6
Interest, dividend and other income	112	94	18	19.1
Interest expense	3	-	3	100.0
Earnings before taxes	1,071	783	288	36.8
Income taxes	375	274	101	36.8
Net Earnings	$696	509	187	36.7

	Twenty-six weeks ended
	January 1, 2017 and December 27, 2015
	Dollars in thousands
	2016	2015	Change	% Change
Operating Revenues:
Bowling and other	$7,956	$7,640	$316	4.1
Food, beverage and merchandise sales	3,343	3,286	57	1.7
Total Operating Revenues	11,299	10,926	373	3.4
Operating Expenses:
Employee Compensation and benefits	5,419	5,483	(64)	(1.2)
Cost of bowling and other services	2,942	2,958	(16)	(0.5)
Cost of food, beverage and merchandise sales	1,059	1,033	26	2.5
Depreciation and amortization	568	675	(107)	(15.9)
General and administrative	441	463	(22)	(4.8)
Total Operating Expenses	10,429	10,612	(183)	(1.7)

Operating income	870	314	556	177.1
Interest, dividend and other income	205	241	(36)	(14.9)
Interest expense	5	-	5	100.0
Earnings before taxes	1,070	555	515	92.8
Income taxes	375	194	181	93.3
Net Earnings	$695	$361	$334	92.5

Earnings were $695,906 for the thirteen week period and $695,186, or $.14 per share for both the thirteen and twenty-six week periods ended January 1, 2017. For the thirteen-week and twenty-six periods ended December 27, 2015, net earnings were $508,901 or $.10 per share and $360,825 or $.07 per share, respectively. Eighteen centers were in operation in both the current and prior year quarters although Hurricane Matthew caused the closure of our Florida centers for two days. The fiscal 2017 second quarter included the holiday week between Christmas and New Year’s Day which typically falls in the third fiscal quarter. The operating results for fiscal 2017 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues increased $229,000 to $6,235,000 in the most recent quarter compared to an increase of $36,000 to $6,006,000 in the three-month period ended December 27, 2015.  The current fiscal six-month period operating revenues were up $373,000 versus an increase of $327,000 in the comparable six-month period a year ago.  Bowling and other revenue increased $213,000 in the quarter and $316,000 year-to-date for the periods ended January 1, 2017 versus a decline of $37,000 in the quarter and an increase of $135,000 for the six-month period ended December 27, 2015.

Food, beverage and merchandise sales increased $16,000 or 0.8% in the current year quarter and were up $57,000 in the six-month period.  Cost of sales increased 2.5% in both the fiscal three month and six month periods ended January 1, 2017.

Operating Expenses

Operating expenses were down $44,000 or 0.8% in the current three month period and $183,000 or 1.7% in six-month period versus a decrease of  $23,000 and an increase of $13,000 or less than 1% in the three and six month periods, respectively, last year.  Employee compensation and benefits for the fiscal 2017 second quarter were flat and were down $64,000 or 1.2% in the six month period. In the comparable prior year periods ended December 27, 2015 there were decreases of $6,000 and $12,000 or less than 1%, respectively. Group health insurance costs decreased 6.4% as a result of changes in plan offerings and lower premiums. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $25,000 or 1.7% and decreased $16,000 or 0.5% in the three month and six month periods ended January 1, 2017, respectively. In the twenty-six weeks ended January 1, 2017, maintenance and repair costs declined $15,000 or 3.6%. Advertising costs during the current year twenty-six week period ended January 1, 2017, were up $4,000 or 2.2%.

For the fiscal six-month period ended January 1, 2017 utility costs were up $14,000 or 2.1 % primarily a result of higher utility taxes. Supplies and services expenses were down $11,000 or 2.8% in the current year six-month period and were up $9,000 or 2.2% in the six-month period in the prior year. The timing of purchases was the primary reason for the fluctuations in both years.

Insurance expense excluding health insurance decreased 1.7% in the current year-to-date period versus a decrease of 10% in last year’s comparable period.

Depreciation and amortization expense was down 15.9% in the current six-month period the result of a large group of assets reaching full depreciation.

As a result of the above, the first six-month period of fiscal 2017 resulted in operating income of $869,900 compared to operating income of $314,465 in the prior year comparable six-month period.

                Interest, Dividend and Other Income

Interest, dividend and other income decreased $36,000 in the fiscal 2017 six-month period and decreased $17,000 in the comparable 2016 year-to-date period, respectively. The decrease in both years relates primarily to ancillary income including the end of parking lot rental agreements.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of January 1, 2017. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended January 1, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued February 14, 2017 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended January 1, 2017 in eXtensible Business Reporting Language

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 14, 2017	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: February 14, 2017	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, CFO