Form 10-Q
period 2017-04-02
BOWL AMERICA INC
filed 2017-05-16
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: April 2, 2017

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

Yes X    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “ large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer __      Accelerated Filer __

Non-Accelerated Filer __      Smaller Reporting Company X      Emerging Growth Company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

    Yes __    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares Outstanding at
May 10, 2017
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 2,	March 27,	April 2,	March 27,
	2017	2016	2017	2016
Operating Revenues:
Bowling and other	$5,298,395	$5,236,678	$13,254,733	$12,876,763
Food, beverage and merchandise sales	2,192,397	2,184,589	5,534,939	5,470,696
Total Operating Revenues	7,490,792	7,421,267	18,789,672	18,347,459

Operating Expenses:
Employee compensation and benefits	2,782,206	2,764,045	8,200,918	8,247,146
Cost of bowling and other services	1,559,551	1,558,273	4,501,128	4,516,368
Cost of food, beverage and merchandise sales	631,312	607,830	1,690,770	1,640,210
Depreciation and amortization	260,568	334,572	828,460	1,009,354
General and administrative	236,785	300,079	678,126	763,448
Total Operating Expenses	5,470,422	5,564,799	15,899,402	16,176,526

Gain on sale of assets	34,376	-	34,376	-
Operating Income	2,054,746	1,856,468	2,924,646	2,170,933
Interest, dividend and other income	110,801	99,620	315,703	340,280
Interest expense	980	-	6,296	-

Earnings before provision for income taxes	2,164,567	1,956,088	3,234,053	2,511,213

Provision for income taxes	757,700	684,600	1,132,000	878,900

Net Earnings	$1,406,867	$1,271,488	$2,102,053	$1,632,313

Earnings per share-basic & diluted	$.27	$.25	$.41	$.32

NET EARNINGS PER SHARE	$.27	$.25	$.41	$.32

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$877,365	$877,365	$2,632,095	$2,632,095

Per share, dividends paid, Class A	$.17	$.17	$.51	$.51

Per share, dividends paid, Class B	$.17	$.17	$.51	$.51

The operating results for the thirteen (13) and thirty-nine (39) week periods ended April 2, 2017 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 2,	March 27,	April 2,	March 27,
	2017	2016	2017	2016

Net Earnings	$1,406,867	$1,271,488	$2,102,053	$1,632,313
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available- for-sale securities net of tax (benefit) of ($81,372) and $223,370 for 13 weeks, and ($140,372) and $132,302 for 39 weeks	(132,005)	362,900	(228,013)	214,494
Reclassification adjustment for loss (gain) included in Net Income net of tax (benefit) of ($2,227) and $9,258	-	-	3,619	(15,041)

Comprehensive earnings	$1,274,862	$1,634,388	$1,877,659	$1,831,766

The operating results for the thirteen (13) and thirty-nine (39) week periods ended April 2, 2017 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets

(Unaudited)

	As of
	April 2,	July 3,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,437,260	$986,193
Short-term investments	1,455,275	484,558
Inventories	508,922	561,217
Prepaid expenses and other	546,505	664,379
TOTAL CURRENT ASSETS	3,947,962	2,696,347
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $41,305,837 and $40,987,543	18,927,970	19,523,856
OTHER ASSETS:
Marketable securities	8,522,841	8,824,456
Cash surrender value-life insurance	740,161	740,161
Other	66,315	66,315
TOTAL OTHER ASSETS	9,329,317	9,630,932
TOTAL ASSETS	$32,205,249	$31,851,135

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$558,521	$660,711
Accrued expenses	759,279	1,193,463
Dividends payable	877,365	877,365
Income taxes payable	73,077	207,840
Other current liabilities	2,243,856	325,982
Current deferred income taxes	27,850	27,850
TOTAL CURRENT LIABILITIES	4,539,948	3,293,211
LONG-TERM DEFERRED COMPENSATION	23,620	23,620
NONCURRENT DEFERRED INCOME TAXES	2,246,775	2,384,962
TOTAL LIABILITIES	6,810,343	5,701,793

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,762,193	2,986,587
Retained earnings	14,262,508	14,792,550
TOTAL STOCKHOLDERS' EQUITY	25,394,906	26,149,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,205,249	$31,851,135

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	April 2,	March 27,
	2017	2016
Cash Flows From Operating Activities
Net earnings	$2,102,053	$1,632,313
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	828,460	1,009,354
Gain on sale of assets	(34,376)	-
Loss on involuntary cancellation of available-for-sale securities	5,845	-
Gain on sale of available-for-sale securities	-	(24,299)
Changes in assets and liabilities
Decrease in inventories	52,295	67,330
Decrease in prepaid & other	117,874	169,928
Decrease in income taxes refundable	-	51,309
(Decrease) increase in accounts payable	(102,190)	160,234
Decrease in accrued expenses	(434,184)	(183,784)
(Decrease) increase in income taxes payable	(134,763)	196,565
Increase in other current liabilities	1,917,874	2,095,891
Net cash provided by operating activities	4,318,888	5,174,841

Cash Flows From Investing Activities
Expenditures for land, building and equip	(238,948)	(234,586)
Sale of assets	40,750	-
Net purchases of short-term investments	(970,717)	(66)
Proceeds from sale of available-for-sale securities	-	1,000,000
Purchases of marketable securities	(66,811)	(54,791)
Net cash (used in) provided by Investing activities	(1,235,726)	710,557

Cash Flows From Financing Activities
Proceeds from note payable	500,000	-
Payment of note payable	(500,000)	-
Payment of cash dividends	(2,632,095)	(2,632,095)

Net cash used in financing activities	(2,632,095)	(2,632,095)

Net Increase in Cash and Equivalents	451,067	3,253,303

Cash and Equivalents, Beginning of period	986,193	778,367

Cash and Equivalents, End of period	$1,437,260	$4,031,670

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest	$6,296	$-
Income taxes	$1,266,763	$606,026

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Weeks Ended

April 2, 2017

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

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at April 2, 2017 and July 3, 2016 were as follows:

April 2, 2017 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Short-term investments	$1,455,275	$1,455,275	$-
Equity securities	$5,727,527	$1,279,914	$4,447,613
Mutual fund	$2,795,314	$2,780,671	$14,643
July 3, 2016 Description	Fair Value	Cost basis	Unrealized Gain (loss)
Short-term investments	$484,558	$484,558	$-
Equity securities	$6,001,841	$1,285,759	$4,716,082
Mutual fund	$2,822,615	$2,713,860	$108,755

The fair values of the Company’s investments were determined as follows:

April 2, 2017 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$1,455,275	$-
Equity securities	5,727,527	-	-
Mutual fund	2,795,314	-	-

Total	$8,522,841	$1,455,275	$-

July 3, 2016 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$484,558	$-
Equity securities	6,001,841	-	-
Mutual fund	2,822,615	-	-

Total	$8,824,456	$484,558	$-

The shares of common stock included in the equity securities portfolio as of April 2, 2017 were:

AT&T shares	82,112
Manulife shares	2,520
Uniti Group shares (formerly CSAL)	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	4,508
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679

       On August 1, 2016, Dex Media, a spin off from Verizon, completed a financial restructure. Previous shares of Dex Media’s common stock were cancelled with no distribution to shareholders resulting in a loss of $5,845 on the Company’s holdings.

       Communications Sales & Leasing Inc (“CSAL”) changed its corporate name to Uniti Group Inc (“UNIT”) effective February 27, 2017.

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

4. Commitments and Contingencies

       The Company’s purchase commitments at April 2, 2017 are for materials, supplies, services and equipment as part of the normal course of business.

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

     In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures

There were no new accounting pronouncements during the quarter ended April 2, 2017, that would impact the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization, to provide a secure source of income and to provide a predictable return to its owners.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“GNMA”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks. The Company considers that this diversity also provides a measure of safety of principal.

With the exception of 13,120 shares of Verizon, the shares of common stock in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all shares in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,400,000 in dividends, the majority of which were tax favored in the form of an exclusion from federal taxable income. The dividends exclusion continues into this fiscal year. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on April 2, 2017 was approximately $5,728,000 and on July 3, 2016 was approximately $6,002,000.

The Company’s original investment in the Vanguard GNMA mutual fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. At April 2, 2017, the value was approximately $2,795,000.

Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $2,893,000 at the end of the fiscal third quarter of 2017 compared to $1,471,000 at July 3, 2016.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

 In August 2016 the Company obtained a $500,000 short-term loan to meet the August 2016 dividend obligation. The loan was collateralized by certificates of deposits. Interest was due and paid monthly and was based on the one-month LIBOR rate plus 2.5%. The loan was repaid in full on January 6, 2017.

In the nine-month period ended April 2, 2017, the Company expended approximately $239,000 for the purchase of building, entertainment and restaurant equipment. In the quarter ended March 2017 the Company signed an agreement with a third party vendor to take over operations of its amusement games. The vendor is purchasing all of the Company’s games, the majority of which are fully depreciated, and replacing them, at their expense, with new games. As of March 27, 2017, the Company had received approximately $39,000 for the games sold to that point. The agreement is for a one year period and the Company will receive a flat fee that exceeds the Company’s annual net profit on those games in recent years. The Company has no long-term debt and has no current plans to obtain additional third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At April 2, 2017, league deposits of approximately $1,907,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended April 2, 2017 was $4,319,000 which, along with cash on hand, and a note in the amount of $500,000, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the quarter ended April 2, 2017, and the nine months total was approximately $2,632,000 or $.51 per share.   In March 2017 the Company declared a regular quarterly dividend of $.17 per share, payable May 16, 2017 to shareholders of record on April 20, 2017. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. An unstable economy can lead many to participate in entertainment that is close to home and relatively inexpensive.  Bowling has those advantages.  However if the economy is perceived as unsteady, people are less willing to spend on other than necessities.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  The Company operates primarily in the Washington, DC area where its business is vulnerable to decreases in government spending or other downsizing of the federal government. Current economic conditions continue to create challenging times but our response will be helped by having the resources to be able to promote the sport.

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended April 2, 2017, and March 27, 2016, and the dollar and percentage changes therein.

	Thirteen weeks ended
	April 2, 2017 and March 27, 2016
	Dollars in thousands
	2017	2016	Change	% Change
Operating Revenues:
Bowling and other	$5,299	$5,237	$62	1.2
Food, beverage and merchandise sales	2,192	2,185	7	0.3
Total Operating Revenue	7,491	7,422	69	0.9
Operating Expenses:
Employee Compensation and benefits	2,782	2,764	18	0.7
Cost of bowling and other services	1,560	1,559	1	0.0
Cost of food, beverage and merchandise sales	631	607	24	4.0
Depreciation and amortization	260	334	(74)	(22.2)
General and administrative	237	301	(64)	(21.3)
Total Operating Expenses	5,470	5,565	(95)	(1.7)
Gain on sale of assets	34	-	34	100.0
Operating Income	2,055	1,857	198	10.7
Interest, dividend and other income	111	99	12	12.1
Interest expense	1	-	1	100.0
Earnings before taxes	2,165	1,956	209	10.7
Income taxes	758	685	73	10.7
Net Earnings	$1,407	1,271	136	10.7

	Thirty-nine weeks ended
	April 2, 2017 and March 27, 2016
	Dollars in thousands
	2017	2016	Change	% Change
Operating Revenues:
Bowling and other	$13,255	$12,877	$378	2.9
Food, beverage and merchandise sales	5,535	5,471	64	1.2
Total Operating Revenues	18,790	18,348	442	2.4
Operating Expenses:
Employee Compensation and benefits	8,201	8,247	(46)	(0.6)
Cost of bowling and other services	4,501	4,517	(16)	(0.4)
Cost of food, beverage and merchandise sales	1,691	1,640	51	3.1
Depreciation and amortization	828	1,009	(181)	(17.9)
General and administrative	678	764	(86)	(11.3)
Total Operating Expenses	15,899	16,177	(278)	(1.7)
Gain on sales of assets	34	-	34	100.0
Operating income	2,925	2,171	754	34.7
Interest, dividend and other income	315	340	(25)	(7.4)
Interest expense	6	-	6	100.0
Earnings before taxes	3,234	2,511	723	28.8
Income taxes	1,132	879	253	28.8
Net Earnings	$2,102	$1,632	$470	28.8

Earnings were $1,406,867 or $.27 per share for the thirteen week period and $2,102,053, or $.41 per share for the thirty-nine week periods ended April 2, 2017. For the thirteen-week and thirty-nine periods ended March 27, 2016, net earnings were $1,271,488 or $.25 per share and $1,632,313 or $.32 per share, respectively. Eighteen centers were in operation in both the current and prior year quarters. The current year quarter included unusually warm winter weather although a mid-March storm caused the postponement of some league games. Last year’s comparable quarter included the “Blizzard of 2016” which resulted in the closure of all northern market locations for up to 3 days. The holiday week between Christmas and New Year’s Day which typically falls in the third fiscal quarter fell in the fiscal second quarter this year. The operating results for fiscal 2017 periods included in this report are not necessarily indicative of results to be expected for the year.

                Operating Revenues

Total operating revenues increased $69,000 to $7,491,000 in the most recent quarter compared to a decline of $94,000 to $7,422,000 in the three-month period ended March 27, 2016.  The current fiscal nine month period operating revenues were up $442,000 versus an increase of $232,000 in the comparable nine month period a year ago.  Bowling and other revenue increased $62,000 in the quarter and $378,000 year-to-date for the periods ended April 2, 2017 versus a decline of $70,000 in the quarter and an increase of $65,000 for the nine-month period ended March 27, 2016.

Food, beverage and merchandise sales increased $7,000 or 0.3% in the current year quarter and were up $64,000 or 1.2% in the nine-month period.  Cost of sales increased 4.0% in the fiscal three months and 3.1% in the nine month periods ended April 2,

2017.

                Operating Expenses

Operating expenses were down $95,000 and $278,000 or 1.7% in both the current three month and nine-month period versus a decrease of  $116,000 or 2% and $104,000 or 0.6% in the three and nine month periods, respectively, last year.  Employee compensation and benefits for the fiscal 2017 third quarter were up $18,000 or 0.7% and were down $46,000 or 0.6% in the nine month period. In the comparable prior year three and nine month periods ended March 27, 2016 there were decreases of $81,000 or 2.9% and $93,000 or 1.1%, respectively. Group health insurance costs for the current nine month period decreased 7.6% as a result of changes in plan offerings and lower premiums. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services was flat and decreased $16,000 or 0.4% in the three month and nine month periods ended April 2, 2017, respectively. In the thirty-nine weeks ended April 2, 2017, maintenance and repair costs declined $25,000 or 3.7% primarily due to lower snow removal costs in the current year. Advertising costs during the current year thirty-nine week period ended April 2, 2017, were up $3,000 or 1.3%.

11

For the fiscal nine-month period ended April 2, 2017 utility costs were up $10,000 or 1.0 % primarily a result of higher utility taxes. Supplies and services expenses were down $5,000 or 0.8% in the current year nine-month period and were up slightly in the comparable period in the prior year. While most supply costs were higher, the decline in amusement game supplies throughout the current nine month period more than offset the increases.

Insurance expense excluding health insurance decreased 3.0% in the current year-to-date period versus a decrease of 9.0% in last year’s comparable period.

Depreciation and amortization expense was down 17.9% in the current nine-month period the result of a large group of assets reaching full depreciation.

The Company recorded a $34,000 gain on the sale of some of its amusement games as it transitions from owning games to receiving income from a third party vendor as described above.

As a result of the above, the nine-month period of fiscal 2017 resulted in operating income of $2,924,646 compared to operating income of $2,170,933 in the prior year comparable nine-month period.

                Interest, Dividend and Other Income

Interest, dividend and other income decreased $25,000 in the fiscal 2017 nine-month period and decreased $35,000 in the comparable 2016 year-to-date period, respectively. The decrease in both years relates primarily to decreases in ancillary income.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of April 2, 2017. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended April 2, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 16, 2017 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith
101	Interactive data files for the thirteen and thirty-nine weeks ended April 2, 2017 in eXtensible Business Reporting Language

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 16, 2017	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: May 16, 2017	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, CFO