Form 10-K
period 2017-07-02
BOWL AMERICA INC
filed 2017-09-28
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2017                        Commission file Number 1-7829

BOWL AMERICA INCORPORATED

(Exact name of registrant as specified in its charter.)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia         22312

(Address of principal executive offices)   (Zip Code)

(703) 941-6300

Registrant's telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered

Class A Common stock (par value $.10)	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or  Section 15(d) of the Act. YES[ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [ ]                         Accelerated Filer [ ]

Non-accelerated Filer [ ]        Smaller reporting company [X]           Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES [ ] NO [X]

As of December 30, 2016, the last business day of the registrant's most recently completed second quarter, 3,746,454 Class A common shares were outstanding, and the aggregate market value of such shares (based upon the closing price of $16.48 per share as reported on the NYSE American) of held by non-affiliates of the registrant was approximately $35 million. As of that date, 1,414,517 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If all of the Class B shares were converted to Class A shares as of December 30, 2016, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $38 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at September 15, 2017
Class A Common Stock
$.10 par value	3,746,454
Class B Common Stock
$.10 par value	1,414,517

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after July 2, 2017, are incorporated by reference into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), Financial Statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of fiscal year 2017, the Company and its wholly-owned subsidiaries operated 18 bowling centers.

(b) Financial Information about Industry Segments

The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2017, the Company had operating revenues from continuing operations of approximately $23.9 million, and approximately $30 million in total assets. Merchandise sales, including food and beverages, were approximately 29% of operating revenues. The balance of operating revenues (approximately 71%) represents fees for bowling and related services. Earnings per share for fiscal 2017 were $0.48.

(c) Narrative Description of Business

As of September 1, 2017 the Company operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 726 lanes.

These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and meeting room facilities. All centers provide shoes for rent, and bowling balls are provided free. In addition, each center sells retail bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling. The Company outsourced the operation of its amusement games to a third party for a one year term at a flat annual fee.

The bowling equipment essential for the Company's operation is readily available. The Company’s major source of equipment is Brunswick Corporation.

The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the markets in which it operates. The principal method of competition is the quality of service furnished to the Company's customers. Its primary competitor is Bowlmor AMF and many of our centers face competition from bowling centers located in close proximity to our centers.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which the Company's Class A Common Stock is traded is the NYSE American. The Company's Class B Common Stock is not listed on any exchange and is not publicly traded. Each share of Class B Common Stock can be converted to one share of Class A Common Stock at any time.

The table below presents the high and low sales price of the Company's Class A Common Stock in each quarter of fiscal years 2017 and 2016 as reported by the NYSE American.

2017	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$15.04	$17.25	$16.79	$14.74
Low	$14.11	$14.09	$14.15	$14.17

2016	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$15.50	$15.31	$14.70	$15.15
Low	$14.28	$13.22	$13.61	$14.00

Holders

As of July 2, 2017, the approximate number of holders of record of the Company's Class A Common Stock was 274 and of the Company's Class B Common Stock was 19.

Cash Dividends

The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2017 and 2016.

Class A and Class B Common Stock
Quarter	2017	2016

First	17 cents	17 cents
Second	17 cents	17 cents
Third	17 cents	17 cents
Fourth	17 cents	17 cents

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information is set forth in the section of Exhibit 99(b) entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 9 through 13 of this Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto are set forth in Exhibit 99(c) on pages 16 through 27 of this Form 10-K and is incorporated herein by reference.

Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of July 2, 2017. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2017 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended July 2, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated balance sheets as of July 2, 2017 and July 3, 2016

Consolidated statements of earnings and comprehensive earnings - years ended July 2, 2017 and July 3, 2016

Consolidated statements of stockholders' equity - years ended July 2, 2017 and July 3, 2016

Consolidated statements of cash flows - years ended July 2, 2017 and July 3, 2016

Notes to the consolidated financial statements - years ended July 2, 2017 and July 3, 2016

(b)	Exhibits:

3.1   Articles of Incorporation of the Registrant and amendments through December 1994 thereto

3.2   By-laws of the Registrant

10.1    Amended Employment Agreement, dated as of September 29, 2016, between the Company and Leslie H. Goldberg (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2016).

10.2    Amended Employment Agreement, dated as of June 22, 2015, between the Company and Cheryl A. Dragoo (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 22, 2015).

20    Press release dated September 28, 2017

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

31.1 Written statement of Chief Executive Officer (Rule 13a-14a Certification)

31.2 Written statement of Chief Financial Officer (Rule 13a-14a Certification)

32 Written statement of Chief Executive and Chief Financial Officers (Section 1350 Certifications)

99(a) Selected Financial Data (Item 6), set forth as page 14 hereof

99(b) Management’s Discussion & Analysis of Financial Condition and Results of Operations (Item 7), set forth as pages 9-13 hereof

99(c) Consolidated Financial Statements (Item 8), set forth as pages 16-27 hereof

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

Date: September 28, 2017

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Financial Officer,

Senior Vice President

Principal Financial and Accounting Officer

Date: September 28, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg

Leslie H. Goldberg

President, Principal Executive

& Operating Officer and Director

Date: September 28, 2017

/s/ Ruth Macklin Ruth Macklin Senior Vice President, Secretary, Treasurer and Director	/s/ Cheryl A. Dragoo Cheryl A Dragoo Senior Vice President, Principal Financial & Accounting Officer and Director

Date: September 28, 2017	Date: September 28, 2017

/s/ Warren T. Braham	/s/ Nancy Hull
Warren T. Braham	Nancy Hull
Director	Director

Date: September 28, 2017	Date: September 28, 2017

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: September 28, 2017	Date: September 28, 2017

/s/ Arthur H. Bill

Arthur H. Bill

Director

Date: September 28, 2017

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 2, 2017. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of July 2, 2017, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences. Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. While bowling has the advantage of being an entertainment that is close to home and relatively inexpensive, new forms of sports and entertainment are offered to the public continually creating challenges, but our response is helped by having the resources to be able to promote the sport. Weather is also a factor, especially for casual bowlers. While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Hurricane Matthew closed our Florida locations for up to 2 days in the second quarter of fiscal 2017. While there were snow storms during fiscal year 2017, only three locations were closed for a day. Last year, the “Blizzard of 2016” occurred on the weekend of January 22-24, 2016 causing the closure of all of our northern market locations for up to 3 days. Weekends tend to be heaviest for open play while the majority of league play occurs on weekdays. Postponed league games are made up later in the season, but lost open play income is never recovered.

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

With the exception of an additional 13,120 shares of Verizon, the shares of common stock in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all shares in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,700,000 in dividends, the majority of which were tax favored in the form of a partial exclusion from federal taxable income. The exclusion continues into the current year. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on July 2, 2017 was approximately $5,272,000 and the value of securities held at July 3, 2016 was approximately $6,002,000.

The Company’s original investment in the Vanguard GNMA mutual fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period and at July 2, 2017 the fair value was approximately $2,817,000. In August 2017, approximately $1,000,000 of shares of this fund were redeemed to meet the August 2017 dividend payment.

Short-term investments at the end of fiscal 2017, including the GNMA mutual fund, mentioned above, that was reclassified to short term investments from the category of marketable securities in the prior year, Certificates of Deposits, and cash and cash equivalents totaled $3,557,000 at the end of fiscal 2017. Short-term investments consisting mainly of Certificates of Deposits, and cash and cash equivalents totaled $1,471,000 at the end of fiscal 2016.

In August 2016 the Company secured a short-term loan for $500,000 partially collateralized with $350,000 in Certificates of Deposits, to fund the August 2016 dividend. The loan was fully repaid on January 6, 2017.

The Company's position in all the above investments is a source of expansion capital. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities for the year ended July 2, 2017, was $3,129,000. Building, entertainment and restaurant equipment purchases during fiscal year 2017 used approximately $326,000. Proceeds from GNMA dividends totaling approximately $86,000 in fiscal year 2017 were used to purchase additional shares in the fund. During the 2017 fiscal year the Company signed an agreement with a third party to take over operations of its amusements games. The Company received approximately $85,000 for the games the majority of which were fully depreciated. Cash on hand and the $500,000 short-term loan, mentioned above, were used to meet the $3,509,000 required to pay regular dividends during the fiscal year.

The Company paid cash dividends totaling approximately $3.5 million, or $.68 per share, to shareholders during the 2017 fiscal year. In June 2017, the Company declared a quarterly $.17 per share dividend, paid in August 2017. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of opportunities at such time.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal fourth quarters ended July 2, 2017 and July 3, 2016, respectively, and the dollar and percentage changes therein.

	Thirteen weeks ended July 2, 2017 and
	Fourteen weeks ended July 3, 2016
	Dollars in thousands
	2017	2016	Change	% Change
Operating Revenues:
Bowling and other	$3,633	$4,001	$(368)	(9.2)%
Food, beverage & merchandise sales	1,510	1,749	(239)	(13.7)
	5,143	5,750	(607)	(10.6)
Operating Expenses:
Compensation & benefits	2,617	2,823	(206)	(7.3)
Cost of bowling & other	1,380	1,431	(51)	(3.6)
Cost of food, beverage & merchandise sales	505	563	(58)	(10.3)
Depreciation & amortization	145	144	1	.7
General & administrative	125	89	36	40.4
	4,772	5,050	(278)	(5.5)
Gain (loss) on disposal of assets	44	(10)	54	540.0
Operating income	415	690	(275)	(39.9)
Interest, dividend and other income	97	110	(13)	(11.8)
Earnings before taxes	512	800	(288)	(36.0)
Income taxes	163	281	(118)	(42.0)
Net Earnings	$349	$519	$(170)	(32.8)

The following table sets forth the items in our consolidated summary of operations for the 52 week fiscal year ended July 2, 2017 and 53 week fiscal year ended July 3, 2016, respectively, and the dollar and percentage changes therein.

 .

	Fifty-two weeks ended July 2, 2017 and
	Fifty-three weeks ended July 3, 2016
	Dollars in thousands
	2017	2016	Change	% Change
Operating Revenues:
Bowling and other	$16,888	$16,878	$10	0.1%
Food, beverage & merchandise sales	7,045	7,220	(175)	(2.4)
	23,933	24,098	(165)	(.7)
Operating Expenses:
Compensation & benefits	10,818	11,071	(253)	(2.3)
Cost of bowling & other	5,881	5,947	(66)	(1.1)
Cost of food, beverage & merchandise sales	2,195	2,203	(8)	(.4)
Depreciation & amortization	974	1,153	(179)	(15.5)
General & administrative	803	853	(50)	(5.9)
	20,671	21,227	(556)	(2.6)
Gain (loss) on disposal of assets	78	(10)	88	880.0
Operating income	3,340	2,861	479	16.7
Interest, dividend and other income	412	450	(38)	(8.4)
Interest expense	6	-	6	100.0
Earnings before taxes	3,746	3,311	435	13.1
Income taxes	1,295	1,160	135	11.6
Net Earnings	$2,451	$2,151	$300	13.9

Net Earnings were $349,057 or $.07 per share for the thirteen week period and $2,451,110 or $.48 per share for the fifty-two week period ended July 2, 2017. For the fourteen week and fifty-three week periods ended July 3, 2016 net earnings were $518,712 or $.10 per share and $2,151,025 or $.42 per share, respectively. Fiscal 2017 consisted of 52 weeks and fiscal 2016 consisted of 53 weeks with the extra week included in the fourth quarter. Eighteen centers were in operation throughout both years.

Operating Revenues

Total operating revenue decreased 0.7%, or $165,000, to $23.9 million in fiscal 2017 compared to an increase of 4.2%, or $973,000, to $24.1 million in fiscal 2016. Bowling and other revenue increased $10,000 in fiscal 2017 versus an increase of $569,000 in fiscal 2016. Food, beverage and merchandise sales declined $175,000 and increased $404,000 in fiscal 2017 and fiscal 2016, respectively.

Management believes that open play revenue was lost in both years as a result of snow storms in the normally busiest months of fiscal years 2017 and 2016. Promotional pricing throughout both fiscal years also depressed bowling revenue.

Operating Expenses

As discussed in more detail below, total operating expenses decreased 2.6%, or $556,000, in fiscal year 2017 versus an increase of 0.1%, or $12,000 in fiscal 2016. Costs for employee compensation and benefits were down 2.3% or $253,000 in fiscal 2017 versus an increase of 0.5% or $57,000 in fiscal 2016. Group health insurance costs declined primarily due to plan offerings and lower premiums. This category includes contributions to our two benefit plans, both of which are defined contribution plans. The contributions can only be made from profits and there is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $66,000 or 1.1% in the year ended July 2, 2017 and decreased $3,000 or 0.1% in the prior fiscal year. Maintenance expense decreased $37,000 or 4.1% in fiscal 2017 and was flat in fiscal 2016. Snow removal costs in fiscal 2016 were higher than normal due to severe winter storms. Utility costs were up 0.7% and down 4.5% in the current and prior years, respectively. Supplies expense decreased 3.4% in fiscal 2017 versus an increase of 1% in fiscal 2016. Advertising costs were flat in the current year and decreased 2.1% in fiscal 2016.

Cost of food, beverage and merchandise sales decreased $8,000 or 0.4% in fiscal 2017, the result of lower food and beverage sales.

Depreciation expenses decreased approximately $179,000 or 15.5% in fiscal 2017 versus a decrease of approximately $102,000 or 8.1% in the prior year as large assets became fully depreciated.

Operating income increased 16.7% or $479,000 to $3.3 million in fiscal year 2017 from $2.9 million in fiscal 2016.

Interest, Dividend and Other Income

Interest and dividend income decreased $38,000 or 8.4% in fiscal 2017 and $45,000 or 9.1% in the prior year.

Income taxes

Effective income tax rates on continuing operations for the Company were 34.4% for fiscal 2017 and 35.0% for fiscal 2016. The difference from statutory rates is primarily due to the partial exclusion of dividends received on investments.

Net Earnings

Net earnings from continuing operations in fiscal 2017 were $2.5 million, or $.48 per share, compared to $2.2 million, or $.42 per share in fiscal 2016.

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

We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount. There were no impairment losses recorded in fiscal 2017 or 2016.

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	July 2,	July 3,	June 28,	June 29,	June 30,
	2017	2016	2015	2014	2013
Operating revenues	$23,932,504	$24,097,862	$23,124,541	$22,780,017	$23,857,281
Operating expenses	20,670,929	21,226,560	21,214,632	21,581,531	22,095,866
Gain (loss) on disposal of land, building and Equipment	77,972	(10,035)	(3,854)	8,820	980
Interest, dividend and other income	412,299	449,998	494,645	662,693	435,141
Interest expense	6,296	-	-	-	-
Earnings from continuing operations before provision for income taxes	3,745,550	3,311,265	2,400,700	1,869,999	2,197,536
Provision for income taxes	1,294,440,	1,160,240	760,471	496,831	711,763
Earnings from continuing operations	$2,451,1100	$2,151,025	$1,640,229	$1,373,168	$1,485,773
(Loss) gain from discontinued operations - net of tax	-	-	-	(2,774)	1,669,449
Net Earnings	$2,451,110	$2,151,025	$1,640,229	$1,370,394	$3,155,222
Weighted average shares outstanding- Basic & Diluted	5,160,971	5,160,971	5,160,971	5,160,971	5,151,784

Earnings per share-Basic & diluted
Continuing operations	$.48	$.42	$.32	$.27	$.29
Discontinued operations	.00	.00	.00	.00	.32
Net earnings per share-Basic & diluted	$.48	$.42	$.32	$.27	$.61

Net cash provided by operating activities	$3,128,551	$3,441,813	$3,052,817	$2,053,510	$2,206,533

Cash dividends paid	$3,509,460	$3,509,461	$3,509,460	$3,406,243	$5,949,951
Cash dividends paid Per share - Class A	$0.68	$0.68	$0.68	$0.66	$1.155
- Class B	$0.68	$0.68	$0.68	$0.66	$1.155

Total assets	$29,626,313	$31,851,135	$32,062,409	$34,363,780	$36,725,050

Stockholders' equity	$24,586,393	$26,149,342	$26,974,079	$28,978,731	$31,031,801

Net book value per share	$4.76	$5.07	$5.23	$5.61	$6.01

Net earnings as a % of beginning stockholders' equity	9.4%	8.0%	5.7%	4.4%	9.4%

Lanes in operation	726	726	726	726	726
Centers in operation	18	18	18	18	18

1395 Piccard Drive, Suite 240 Rockville, Maryland 20850 Phone 301.337.3305

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bowl America Incorporated

Alexandria, Virginia

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries as of July 2, 2017 and July 3, 2016, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years ended July 2, 2017 and July 3, 2016. Bowl America Incorporated and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowl America Incorporated and Subsidiaries as of July 2, 2017 and July 3, 2016, and the results of their operations and their cash flows for the years ended July 2, 2017 and July 3, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ MN Blum LLC

MN Blum, LLC

Rockville, Maryland

September 28, 2017

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	July 2,	July 3,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$604,671	$986,193
Short-term investments (Note 3)	2,951,315	484,558
Inventories	534,741	561,217
Prepaid expenses and other	555,687	664,379
Current deferred income tax benefit (Note 7)	8,162	-
TOTAL CURRENT ASSETS	4,654,576	2,696,347
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	18,860,778	19,523,856
OTHER ASSETS:
Marketable investment securities (Note 3)	5,272,318	8,824,456
Cash surrender value-life insurance	772,326	740,161
Other	66,315	66,315
TOTAL OTHER ASSETS	6,110,959	9,630,932
TOTAL ASSETS	$29,626,313	$31,851,135

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$673,786	$660,711
Accrued expenses	1,069,668	1,193,463
Dividends payable	877,365	877,365
Income taxes payable	22,543	207,840
Other current liabilities	342,324	325,982
Current deferred income taxes (Note 7)	-	27,850
TOTAL CURRENT LIABILITIES	2,985,686	3,293,211
LONG-TERM DEFERRED COMPENSATION	18,413	23,620
NONCURRENT DEFERRED INCOME TAXES (Note 7)	2,035,821	2,384,962
TOTAL LIABILITIES	5,039,920	5,701,793

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings- Unrealized gain on available-for-sale securities, net of tax	2,481,988	2,986,587
Retained earnings	13,734,200	14,792,550
TOTAL STOCKHOLDERS'EQUITY	24,586,393	26,149,342

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$29,626,313	$31,851,135

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	July 2,	July 3,
	2017	2016
Operating Revenues:
Bowling and other	$16,887,857	$16,878,423
Food, beverage and merchandise sales	7,044,647	7,219,439
Total Operating Revenue	23,932,504	24,097,862

Operating Expenses:
Employee compensation and benefits	10,817,766	11,070,655
Cost of bowling and other services	5,881,168	5,947,418
Cost of food, beverage and merchandise sales	2,195,259	2,202,901
Depreciation and amortization	973,849	1,153,121
General and administrative	802,887	852,465
Total Operating Expense	20,670,929	21,226,560
Gain (loss) on disposal of land, buildings and equipment	77,972	(10,035)
Operating Income	3,339,547	2,861,267
Interest, dividend and other income	412,299	449,998
Interest expense	6,296	-
Earnings before provision for income taxes	3,745,550	3,311,265
Provision for income taxes (Note 7)
Current	1,368,326	1,258,674
Deferred	(73,886)	(98,434)
Total Provision for Income Taxes	1,294,440	1,160,240
Net Earnings	$2,451,110	$2,151,025

Earnings per share-basic & diluted	$.48	$.42

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$3,509,460	$3,509,461

Per share, dividends paid, Class A	$0.68	$0.68

Per share, dividends paid, Class B	$0.68	$0.68

Net Earnings	$2,451,110	$2,151,025
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-for–sale securities net of tax (benefit) of ($312,797) and $334,549	(508,218)	548,740)
Reclassification adjustment for loss (gain) included in Net Income, net of tax (benefit) of ($2,227) and $9,258	3,619	(15,041)

Comprehensive earnings	$1,946,511	$2,684,724

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 28, 2015	3,746,454454	$374,645	1,414,517	$141,452	$7,854,108	$2,452,888	$16,150,986
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 21, 2016 payable August 17, 2016	-	-	-	-	-	-	(877,366)
Change in unrealized gain on available-for- sale securities (shown net of tax)	-	-	-	-	-	548,740	-
Reclassification adjustment for gain included in net income, net of tax	-	-	-	-	-	(15,041)	-
Net earnings for the year	-	-	-	-	-	-	2,151,025
Balance, July 3, 2016	3,746,454	$374,645	1,414,517	$141,452	$7,854,108094	$2,986,587	$14,792,550
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 27, 2017, payable August 16, 2017	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	(508,218)	-
Reclassification adjustment for loss included in net income, net of tax	-	-	-	-	-	3,619	-
Net earnings for the year	-	-	-	-	-	-	2,451,110
Balance, July 2, 2017	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,481,988	$13,734,200

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 2,	July 3,
	2017	2016
Cash Flows From Operating Activities
Net earnings	$2,451,110	$2,151,025
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	973,849	1,153,121
Decrease in deferred income tax	(74,567)	(95,712)
(Gain) loss on disposition of assets-net	(77,972)	10,035
Loss (gain) on sale of available-for-sale securities	5,845	(24,299)
Changes in assets and liabilities
Decrease (increase) in inventories	26,476	(8,328)
Decrease (increase) in prepaid and other	108,692	(176,167)
Decrease in income taxes refundable	-	51,309
Decrease in other long-term assets	-	150
Increase (decrease) in accounts payable	13,075	(48,742)
(Decrease) increase in accrued expenses	(123,795)	191,709
(Decrease) increase in income taxes payable	(185,297)	207,840
Increase in other current liabilities	16,342	35,149
Decrease in long-term deferred compensation	(5,207)	(5,277)

Net cash provided by operating activities	3,128,551	3,441,813

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(326,398)	(319,558)
Sale of assets	93,599	50,000
Net sales and maturities (purchases) of short-term investments	350,635	(350,829)
Purchases of marketable securities	(86,284)	(71,570)
Proceeds from sale of marketable securities	-	1,000,000
Increase in cash surrender value	(32,165)	(32,569)

Net cash (used in) provided by investing activities	(613)	275,474

Cash Flows From Financing Activities
Payment of cash dividends	(3,509,460)	(3,509,461)

Net cash used in financing activities	(3,509,460)	(3,509,461)

Net Change in Cash and Equivalents	(381,522)	207,826

Cash and Equivalents, Beginning of period	986,193	778,367

Cash and Equivalents, End of period	$604,671	$986,193

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest paid	6,296	-
Income taxes	$1,575,623	$934,026

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

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2017 ended July 2, 2017, and fiscal year 2016 ended July 3, 2016. Fiscal year 2017 consisted of 52 weeks and fiscal year 2016 consisted of 53 weeks.

Subsequent Events

The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 28, 2017. In August 2017 the Company redeemed $1,000,000 of its federal agency mortgage backed securities (Vanguard GNMA fund) to meet the August 2017 dividend payment.

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

Advertising Expense

It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending July 2, 2017, and July 3, 2016, were $319,382 and $319,129, respectively.

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

Earnings Per Share

Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,160,971, for both fiscal years 2017 and 2016.

Comprehensive Earnings

A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for the years ended July 2, 2017 and July 3, 2016.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers money market funds and certificates of deposits, with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts which may exceed federally insured limits during the year, but does not believe that this results in any significant credit risk.

Other Current Liabilities

Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At July 2, 2017 and July 3, 2016 other current liabilities included $334,272 and $314,599, respectively, in prize fund monies.

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

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	July 2, 2017	July 3, 2016

Demand deposits and cash on hand	$467,161	$543,639
Money market funds	137,510	442,554
Cash and Cash Equivalents	$604,671	$986,193

The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS

The Company’s marketable securities are categorized as available-for-sale securities. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are based on the quoted market price for those securities. At July 2, 2017, short-term investments consist of a mutual fund that invests in mortgage backed securities, recently reclassified from non-current investments, and certificates of deposits with maturities of generally three months to one year. At July 2, 2017, the fair value of short-term investments was $2,951,315. At July 3, 2016, short-term investments were certificates of deposits with maturities of generally three months to one year and the fair value of short-term investments was $484,558. Non-current investments at July 2, 2017 are marketable securities which primarily consist of telecommunications stocks. At July 3, 2016 non-current investments were marketable securities which primarily consist of telecommunications stocks and the mutual fund that invests in mortgage backed securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of July 2, 2017, the Company had $17,248 of gross unrealized gains from its investments in federal agency mortgage backed securities owned through a mutual fund which had a fair value of $2,817,392. In August 2017 the Company redeemed $1,000,000 of this fund to meet the August 2017 dividend payment. As of July 3, 2016, $108,755 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $2,822,615. The Company’s investments were as follows:

	Original	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
July 2, 2017
Equity securities	$1,279,914	$3,996,702	$(4,298)	$5,272,318

Mutual fund	2,800,144	17,248	-	2,817,392

Certificates of deposits	133,922	-	-	133,922

July 3, 2016
Equity securities	$1,285,759	$4,721,885	$(5,804)	$6,001,841

Mutual fund	2,713,860	108,755	-	2,822,615

Certificates of deposits	484,558	-	-	484,558

During fiscal 2017 and fiscal 2016, the Company had certain equity securities with cumulative unrealized losses of $4,298 and $5,804 respectively.

	Less than 12 months		12 Months or greater		Total
July 2, 2017	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$-	$-	$5,229	$(4,298)	$5,299	$(4,298)

	Less than 12 months		12 Months or greater		Total
July 3, 2016	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$-	$-	$41	$(5,804)	$41	$(5,804)

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	4,508
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679
CSAL shares	815

On July 10, 2017 Frontier Communications completed a 1-for-15 reverse stock split reducing Bowl America’s holdings to 300 shares.

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

The fair value of these assets as of July 2, 2017 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	July 2, 2017	July 2, 2017

Equity securities	$5,272,318	$-	$-	$(729,508)	$3,992,404

Mutual fund	2,817,392	-	-	(91,507)	17,248

Certificates of deposits	-	133,922	-	-	-
TOTAL	$8,089,710	$133,922	-	$(821,015)	$4,009,652

The fair value of these assets as of July 3, 2016 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	July 3, 2016	July 3, 2016

Equity securities	$6,001,841	$-	$-	$811,454	$4,716,081

Mutual fund	2,822,615	-	-	66,629	108,755

Certificates of deposits	-	484,558	-	-	-
TOTAL	$8,824,456	$484,558	-	$878,083	$4,824,836

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4. LAND, BUILDINGS, AND EQUIPMENT

Land, buildings, and equipment, at cost, consisted of the following:

	July 2,	July 3,
	2017	2016
Buildings	$18,666,152	$18,666,152
Leasehold and building improvements	8,168,717	8,068,521
Bowling lanes and equipment	22,418,775	22,429,142
Land	10,510,308	10,516,607
Amusement games	17,519	726,471
Bowling lanes and equipment not yet in use	57,916	104,506
Total Land, Buildings, and Equipment	59,839,387	60,511,399
Less accumulated depreciation and amortization	40,978,609	40,987,543
Land, Buildings, and Equipment, net	$18,860,778	$19,523,856

Depreciation and amortization expense for buildings and equipment for fiscal years 2017 and 2016 was $973,849, and $1,153,121, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for increases in real estate taxes.

At July 2, 2017, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2018	$318,000
2019	318,000
2020	33,834
Total minimum lease payments	$669,834

  Net rent expense was as follows:

	For the Years Ended
	July 2, 2017	July 3, 2016

Minimum rent under operating leases	$318,000	$318,000
Excess percentage rents	-	-
Net rent expense	$318,000	$318,000

Purchase Commitments

The Company's purchase commitments at July 2, 2017 are for materials, supplies, services and equipment as part of the normal course of business.

6. PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended July 2, 2017 and July 3, 2016, contributions in the amounts of $90,000 and $75,000, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The ESOP an provides for Company contributions as determined by the Board of Directors. The Company contributed $90,000 for fiscal year 2017 and $75,000 for fiscal year 2016. The Company has no defined benefit plan or other post retirement plan.

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

The Company had no material unrecognized tax benefits at July 2, 2017 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after June 30, 2013 are still open to examination by those relevant taxing authorities.

The significant components of the Company's deferred tax assets and liabilities were as follows:

	July 2,	July 3,
	2017	2016
Deferred tax assets:
Other	$8,162	$-
Total deferred tax assets	8,162	-
Deferred tax liabilities:
Land, buildings, and equipment	$521,818	$596,688
Unrealized gain on available-for-sale securities	1,529,585	1,840,861
Prepaid expenses and other	(15,582)	(24,725)
Total deferred tax liabilities	2,035,821	2,412,824
Net deferred income taxes	$2,027,659	$2,412,824

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2017	2016

Taxes computed at statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	3.2	4.1
Dividends received exclusion	(1.8)	(2.1)
All other net	(1.0)	(1.0)
Net effective rate	34.4%	35.0%

8. STOCKHOLDERS' EQUITY

The Class A shares have one vote per share. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At July 2, 2017, and July 3, 2016, the Company had $34,799 in employee loans related to the issuance of shares, respectively. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 2% to 2.5% and are payable over a term of three years from the date of the agreements which range from 2015 to 2017. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION

Deferred compensation payable was a total of $24,639 at July 2, 2017, and $29,915 at July 3, 2016. The current portion of these amounts is $6,226 at July 2, 2017, and $6,295 at July 3, 2016, and is included in accrued expenses.