Form 10-K/A
period 2017-07-02
BOWL AMERICA INC
filed 2017-10-03
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

     This Amendment No. 1 to the Form 10-K of Bowl America Incorporated, for the year ended July 2, 2017, as filed with the Securities and Exchange Commission on September 28, 2017 (the “Original Filing”) is being filed solely to correct scrivener's errors in the Original Filing with respect to (i) the Earnings from continuing operations for the year ended July 2, 2017 on page 14, (ii) the Balance of Class A shares for the year ended June 28, 2015 on page 18 and (iii) the Balance of Additional Paid-In Capital for the year ended July 3, 2016 on page 18. Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC, we are also including new certifications by our Chief Executive Officer and Chief Financial Officer (as Exhibits 31.1, 31.2 and 32).

     Except as described above, no other changes have been made to the Original Filing, and this amendment does not otherwise amend, update or change the financial statements or other disclosures in the Original Filing. This Amendment No. 1 to Form 10-K does not reflect any event occurring after the filing of the Original Filing.

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

Date: October 3, 2017

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Financial Officer,

Senior Vice President

Principal Financial and Accounting Officer

Date: October 3, 2017

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg

Leslie H. Goldberg

President, Principal Executive

& Operating Officer and Director

Date: October 3, 2017

/s/ Ruth Macklin Ruth Macklin Senior Vice President, Secretary, Treasurer and Director	/s/ Cheryl A. Dragoo Cheryl A Dragoo Senior Vice President, Principal Financial & Accounting Officer and Director

Date: October 3, 2017	Date: October 3, 2017

/s/ Warren T. Braham	/s/ Nancy Hull
Warren T. Braham	Nancy Hull
Director	Director

Date: October 3, 2017	Date: October 3, 2017

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: October 3, 2017	Date: October 3, 2017

/s/ Arthur H. Bill

Arthur H. Bill

Director

Date: October 3, 2017

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

	Thirteen weeks ended July 2, 2017 and
	Fourteen weeks ended July 3, 2016
	Dollars in thousands
	2017	2016	Change	% Change
Operating Revenues:
Bowling and other	$3,633	$4,001	$(368)	(9.2%)
Food, beverage & merchandise sales	1,510	1,749	(239)	(13.7)
	5,143	5,750	(607)	(10.6)
Operating Expenses:
Compensation & benefits	2,617	2,823	(206)	(7.3)
Cost of bowling & other	1,380	1,431	(51)	(3.6)
Cost of food, beverage & merchandise sales	505	563	(58)	(10.3)
Depreciation & amortization	145	144	1	.7
General & administrative	125	89	36	40.4
	4,772	5,050	(278)	(5.5)
Gain (loss) on disposal of assets	44	(10)	54	540.0
Operating income	415	690	(275)	(39.9)
Interest, dividend and other income	97	110	(13)	(11.8)
Earnings before taxes	512	800	(288)	(36.0)
Income taxes	163	281	(118)	(42.0)
Net Earnings	$349	$519	$(170)	(32.8)

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

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	July 2,	July 3,	June 28,	June 29,	June 30,
	2017	2016	2015	2014	2013
Operating revenues	$23,932,504	$24,097,862	$23,124,541	$22,780,017	$23,857,281
Operating expenses	20,670,929	21,226,560	21,214,632	21,581,531	22,095,866
Gain (loss) on disposal of land, building and Equipment	77,972	(10,035)	(3,854)	8,820	980
Interest, dividend and other income	412,299	449,998	494,645	662,693	435,141
Interest expense	6,296	-	-	-	-
Earnings from continuing operations before provision for income taxes	3,745,550	3,311,265	2,400,700	1,869,999	2,197,536
Provision for income taxes	1,294,440	1,160,240	760,471	496,831	711,763
Earnings from continuing operations	$2,451,110	$2,151,025	$1,640,229	$1,373,168	$1,485,773
(Loss) gain from discontinued operations - net of tax	-	-	-	(2,774)	1,669,449
Net Earnings	$2,451,110	$2,151,025	$1,640,229	$1,370,394	$3,155,222

Weighted average shares outstanding- Basic & Diluted	5,160,971	5,160,971	5,160,971	5,160,971	5,151,784

Earnings per share-Basic & diluted
Continuing operations	$.48	$.42	$.32	$.27	$.29
Discontinued operations	.00	.00	.00	.00	.32
Net earnings per share-Basic & diluted	$.48	$.42	$.32	$.27	$.61

Net cash provided by operating activities	$3,128,551	$3,441,813	$3,052,817	$2,053,510	$2,206,533

Cash dividends paid	$3,509,460	$3,509,461	$3,509,460	$3,406,243	$5,949,951
Cash dividends paid Per share - Class A	$0.68	$0.68	$0.68	$0.66	$1.155
- Class B	$0.68	$0.68	$0.68	$0.66	$1.155

Total assets	$29,626,313	$31,851,135	$32,062,409	$34,363,780	$36,725,050

Stockholders' equity	$24,586,393	$26,149,342	$26,974,079	$28,978,731	$31,031,801

Net book value per share	$4.76	$5.07	$5.23	$5.61	$6.01

Net earnings as a % of beginning stockholders' equity	9.4%	8.0%	5.7%	4.4%	9.4%

Lanes in operation	726	726	726	726	726
Centers in operation	18	18	18	18	18

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

 BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	July 2,	July 3,
	2017	2016
Operating Revenues:
Bowling and other	$16,887,857	$16,878,423
Food, beverage and merchandise sales	7,044,647	7,219,439
Total Operating Revenue	23,932,504	24,097,862

Operating Expenses:
Employee compensation and benefits	10,817,766	11,070,655
Cost of bowling and other services	5,881,168	5,947,418
Cost of food, beverage and merchandise sales	2,195,259	2,202,901
Depreciation and amortization	973,849	1,153,121
General and administrative	802,887	852,465
Total Operating Expense	20,670,929	21,226,560
Gain (loss) on disposal of land, buildings and equipment	77,972	(10,035)
Operating Income	3,339,547	2,861,267
Interest, dividend and other income	412,299	449,998
Interest expense	6,296	-
Earnings before provision for income taxes	3,745,550	3,311,265
Provision for income taxes (Note 7)
Current	1,368,326	1,258,674
Deferred	(73,886)	(98,434)
Total Provision for Income Taxes	1,294,440	1,160,240
Net Earnings	$2,451,110	$2,151,025

Earnings per share-basic & diluted	$.48	$.42

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$3,509,460	$3,509,461

Per share, dividends paid, Class A	$0.68	$0.68

Per share, dividends paid, Class B	$0.68	$0.68

Net Earnings	$2,451,110	$2,151,025
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available-for–sale securities net of tax (benefit) of ($312,797) and $334,549	(508,218)	548,740
Reclassification adjustment for loss (gain) included in Net Income, net of tax (benefit) of ($2,227) and $9,258	3,619	(15,041)
Comprehensive earnings	$1,946,511	$2,684,724

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 28, 2015	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,452,888	$16,150,986
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 21, 2016 payable August 17, 2016	-	-	-	-	-	-	(877,366)
Change in unrealized gain on available-for- sale securities (shown net of tax)	-	-	-	-	-	548,740	-
Reclassification adjustment for gain included in net income, net of tax	-	-	-	-	-	(15,041)	-
Net earnings for the year	-	-	-	-	-	-	2,151,025
Balance, July 3, 2016	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,986,587	$14,792,550
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 27, 2017, payable August 16, 2017	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	(508,218)	-
Reclassification adjustment for loss included in net income, net of tax	-	-	-	-	-	3,619	-
Net earnings for the year	-	-	-	-	-	-	2,451,110
Balance, July 2, 2017	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,481,988	$13,734,200

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

Earnings Per Share

    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,160,971, for both fiscal years 2017 and 2016

Comprehensive Earnings

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