Form 10-Q
period 2017-10-01
BOWL AMERICA INC
filed 2017-11-14
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: OCTOBER 1, 2017

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
November 10, 2017
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended
	October 1,	October 2,
	2017	2016
Operating Revenues:
Bowling and other	$3,748,270	$3,577,379
Food, beverage and merchandise sales	1,515,483	1,486,957
Total Operating Revenue	5,263,753	5,064,336

Operating Expenses:
Employee compensation and benefits	2,683,871	2,681,333
Cost of bowling and other services	1,467,908	1,469,370
Cost of food, beverage and merchandise sales	472,887	482,275
Depreciation and amortization	236,084	292,694
General and administrative	206,628	230,776
Total Operating Expenses	5,067,378	5,156,448

Operating Income (loss)	196,375	(92,112)
Interest, dividend and other income	104,017	93,714
Interest expense	-	2,722
Earnings (loss) before provision for income tax	300,392	(1,120)
Provision for income tax (benefit)	105,200	(400)

Net Income (loss)	$195,192	$(720)

Net Earnings (loss) per share-basic & diluted	.04	(.00)

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$877,365	$877,365

Per share, dividends paid, Class A	$.17	$.17

Per share, dividends paid, Class B	$.17	$.17

The operating results for the thirteen (13) week period ended October 1, 2017 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	October 1,	October 2,
	2017	2016

Net Earnings (loss)	$195,192	$(720)
Other comprehensive earnings-net of tax
Unrealized gain (loss) on available-for-sale securities net of tax (benefit) of $90,594 and ($116,046)	147,185	(187,618)

Reclassification adjustment for(gain) loss included in net gain (loss), net of tax (benefit) of $2,167 and ($2,227)	(3,520)	3,619

Comprehensive Earnings (loss)	$338,857	$(184,719)

The operating results for the thirteen (13) week period ended October 1, 2017 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	October 1,	July 2,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$814,258	$604,671
Short-term investments	1,971,764	2,951,315
Inventories	564,214	534,741
Prepaid expenses and other	360,657	555,687
Income taxes refundable	115,257	-
Current deferred income tax benefit	9,679	8,162
TOTAL CURRENT ASSETS	3,835,829	4,654,576
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $41,214,693 and $40,978,609	19,012,818	18,860,778
OTHER ASSETS:
Marketable investment securities	5,508,392	5,272,318
Cash surrender value-life insurance	772,326	772,326
Other	66,315	66,315
TOTAL OTHER ASSETS	6,347,033	6,110,959
TOTAL ASSETS	$29,195,680	$29,626,313

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$409,110	$673,786
Accrued expenses	798,215	1,069,668
Dividends payable	877,365	877,365
Income taxes payable	-	22,543
Other current liabilities	918,927	342,324
TOTAL CURRENT LIABILITIES	3,003,617	2,985,686
LONG-TERM DEFERRED COMPENSATION	18,413	18,413
NONCURRENT DEFERRED INCOME TAXES	2,125,765	2,035,821
TOTAL LIABILITIES	5,147,795	5,039,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,625,653	2,481,988
Retained earnings	13,052,027	13,734,200
TOTAL STOCKHOLDERS' EQUITY	24,047,885	24,586,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,195,680	$29,626,313

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	October 1,	October 2,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$195,192	$(720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	236,084	292,694
Loss on involuntary cancellation of available-for-sale securities	-	5,845
Gain on sale of available-for-sale securities	(8,531)	-
Changes in assets and liabilities
Increase in inventories	(29,473)	(30,070)
Decrease in prepaid & other	195,030	237,820
Increase in income taxes refundable	(115,257)	(187,060)
Decrease in accounts payable	(264,676)	(220,982)
Decrease in accrued expenses	(271,453)	(419,996)
Decrease in income taxes payable	(22,543)	(207,840)
Increase in other current liabilities	576,603	614,091
Net cash provided by operating activities	490,976	83,782

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(388,124)	(105,178)
Net (purchases) sales & maturities of short-term investments	(21)	(894)
Proceeds from sale of available-for-sale securities	1,000,000	-
Net purchases of marketable securities	(15,879)	(15,051)
Net cash provided by (used in) investing activities	595,976	(121,123)

Cash Flows From Financing Activities
Proceeds from note payable	-	500,000
Payment of cash dividends	(877,365)	(877,365)
Net cash used in financing activities	(877,365)	(377,365)

Net Change in Cash and Equivalents	209,587	(414,706)

Cash and Cash Equivalents, Beginning of period	604,671	986,193

Cash and Cash Equivalents, End of period	$814,258	$571,487

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest	-	2,722
Income taxes	$243,000	$394,500

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended

October 1, 2017

(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of July 2, 2017 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 2, 2017.

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at October 1, 2017 and July 2, 2017 were as follows:

October 1, 2017 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,880	$133,880	$-
Equity securities	$5,508,392	$1,279,914	$4,228,478
Mutual funds	$1,837,820	$1,824,554	$13,266
July 2, 2017 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,922	$133,922	$-
Equity securities	$5,272,318	$1,279,914	$3,992,404
Mutual funds	$2,817,392	$2,800,144	$17,248

The fair values of the Company’s investments were determined as follows:

October 1, 2017 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,880	$-
Equity securities	5,508,392	-	-
Mutual funds	1,837,820	-	-

Total	$7,346,212	$133,880	$-
July 2, 2017 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,922	$-
Equity securities	5,272,318	-	-
Mutual funds	2,817,392	-	-

Total	$8,089,710	$133,922	$-

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
CSAL shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679

    On July 10, 2017, Frontier Communications completed a 1-for-15 reverse stock split reducing Bowl America’s holdings to 300 shares from 4,508. On August 1, 2016 Dex Media completed a financial restructuring. Previous shares of Dex Media’s common stock were cancelled with no distribution to shareholders resulting in a loss of $5,845 on the Company’s holdings.

The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.  Commitments and Contingencies

The Company’s purchase commitments at October 1, 2017, are for materials, supplies, services and equipment as part of the normal course of business.

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

     In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures

There were no new accounting pronouncements during the quarter ended October 1, 2017, that would impact the Company.

6.  Subsequent Events

    The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on November 14, 2017, and has determined that no material subsequent events have occurred.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales and over $4,700,000 in dividends, the majority of which were tax favored in the form of exclusion from federal taxable income. The exclusion continues into this fiscal year. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on October 1, 2017 was approximately $5.5 million. The value of securities held at July 2, 2017 was approximately $5.3 million.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. At October 1, 2017, the value was approximately $1,838,000. In August 2017, $1,000,000 of this fund was redeemed to meet the August 2017 dividend payment.

Short-term investments including the GNMA fund, mentioned above, that was reclassified to short term investments from the category of marketable securities in the prior year, Certificates of Deposits, cash and cash equivalents totaled $2,786,000 at October 1, 2017 compared to $3,557,000 at July 2, 2017.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In August 2016 the Company obtained a $500,000 short-term loan to meet the August 2016 dividend obligation. The loan was paid in full January 6, 2017.

During the three-month period ended October 1, 2017, the Company expended approximately $388,000 for the purchase of building, entertainment and restaurant equipment.  Except as noted above, the Company has no current plans to obtain additional third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accounts Payable were attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At October 1, 2017, league deposits of approximately $742,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended October 1, 2017 was $491,000 which, along with cash on hand, and the redemption of GNMA funds, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the three-month period ended October 1, 2017.  In September 2017, the Company declared a regular quarterly dividend of $.17 per share, payable November 15, 2017.  The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal quarters ended October 1, 2017 and October 2, 2016, and the dollar and percentage changes therein.

	Thirteen weeks ended
	October 1, 2017 and October 2, 2016
	Dollars in thousands
	2017	2016	Change	% Change
Operating Revenues:
Bowling and other	$3,748	$3,577	$171	4.8
Food, beverage and merchandise sales	1,516	1,487	29	2.0
	5,264	5,064	200	3.9
Operating Expenses:
Employee Compensation and benefits	2,684	2,681	3	0.1
Cost of bowling and other services	1,468	1,469	(1)	(0.1)
Cost of food, beverage and merchandise sales	473	482	(9)	(1.9)
Depreciation and amortization	236	293	(57)	(19.5)
General and administrative	207	231	(24)	(10.4)
	5,068	5,156	(88)	(1.7)

Operating income (loss)	196	(92)	288	313.0

Interest, dividend and other income	104	94	10	10.6
Interest expense	-	3	3	100.0
Earnings (loss) before tax	300	(1)	301	301.6
Income tax	105	-	105	105.0

Net Earnings (loss)	$195	$(1)	$196	196.0

For the thirteen week period ended October 1, 2017 net income was $195,000 or $.04 per share. For the thirteen week period ended October 2, 2016 there was a loss of $720 or $.00 per share. Eighteen locations were in operation in both the current and prior year quarters. In September Hurricane Irma caused a two day closure of our Florida locations although the properties did not sustain damage. The bowling business is seasonal and the first quarter which includes summer months is typically the slowest. In the current year period, the increase in open play bowling more than offset a decline in league play resulting in an increase in both games bowled and bowling revenue. The operating results for the fiscal 2018 period included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues increased 3.9% or $200,000 to $5,264,000 in the thirteen-week period ended October 1, 2017, compared to an increase of 2.9% or $144,000 to $5,064,000 in the three-month period ended October 2, 2016.  Bowling and other revenue increased $171,000 or 4.8% in the current year fiscal quarter compared to an increase of $103,000 or 3% in the comparable prior year quarter. Food, beverage and merchandise sales were up $29,000 or 2% in the current year quarter due to increased traffic, compared to an increase of $41,000 or 2.8% in the prior year comparable quarter.  Cost of sales decreased $9,000 in the current year three-month period.

Operating Expenses

Operating expenses were down $88,000 or 1.7% to $5,068,000 in the three-month period ended October 1, 2017 compared to a decrease of $138,000 or 2.6% to $5,156,000 in the prior year quarter ended October 2, 2016.  Employee compensation and benefits were up $3,000 or 0.1% and down $65,000 or 2.4% in the fiscal first quarters of 2018 and 2017, respectively. In the current year group health insurance costs were lower due to changes in plan offerings with lower premiums.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $1,000 or 0.1% in the quarter ended October 1, 2017 versus a decrease of $42,000 or 2.8% in the comparable quarter ended October 2, 2016. Maintenance and repair costs declined $2,000 or 1% and were up $22,000 or 10% in the current year and prior year quarters, respectively. Both the current and prior year periods included roof and building repairs at several locations. Advertising costs decreased $6,600 or 7.5% in the quarter ended October 1, 2017.  Utility costs were up $3,000 or 1% in the in both the current and prior year periods. Supplies and services expenses were down $21,000 or 11% and were up $20,000 or 10% in the thirteen-week periods ended October 1, 2017 and October 2, 2016, respectively, partially due to timing of bulk purchases.

Depreciation and amortization expense was down 19.5% in the three-month period ended October 1, 2017 as a large group of assets have reached full depreciation. Increased capital purchases in the current year will result in a smaller decline in depreciation expense in future quarters.

The first quarter of the fiscal year is seasonally the slowest and the quarter ended October 1, 2017 resulted in net operating income of $196,000 versus an operating loss of $92,000 in the prior year period.

Interest, Dividend and Other Income

Interest, dividend and other income increased $10,000 to $104,000 in the three month period ended October 1, 2017 primarily from the gain on the sale of the GNMA securities.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of October 1, 2017. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended October 1, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 14, 2017 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended October 1, 2017 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 14, 2017	By:	/s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: November 14, 2017	By:	/s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller