Form 10-Q
period 2017-12-31
BOWL AMERICA INC
filed 2018-02-13
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2017

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
February 9, 2018
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2017	2017	2017	2017
Operating Revenues:
Bowling and other	$4,484,745	$4,378,959	$8,233,015	$7,956,338
Food, beverage and merchandise sales	1,883,777	1,855,585	3,399,260	3,342,542
Total Operating Revenues	6,368,522	6,234,544	11,632,275	11,298,880

Operating Expenses:
Employee compensation and benefits	2,720,700	2,737,379	5,404,571	5,418,712
Cost of bowling and other services	1,508,075	1,472,207	2,975,983	2,941,577
Cost of food, beverage and merchandise sales	574,338	577,183	1,047,225	1,059,458
Depreciation and amortization	238,026	275,198	474,110	567,892
General and administrative	229,403	210,565	436,031	441,341
Total Operating Expenses	5,270,542	5,272,532	10,337,920	10,428,980

Operating Income	1,097,980	962,012	1,294,355	869,900
Interest, dividend and other income	81,449	111,188	185,466	204,902
Interest expense	-	2,594	-	5,316

Earnings before provision for income taxes	1,179,429	1,070,606	1,479,821	1,069,486
Provision for income taxes (benefit)	(257,305)	374,700	(152,105)	374,300

Net Earnings	$1,436,734	$695,906	$1,631,926	$695,186

Earnings per share-basic & diluted	$.28	$.14	$.32	$.14

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$877,365	$877,365	$1,754,730	$1,754,730

Per share, dividends paid, Class A	$.17	$.17	$.34	$.34

Per share, dividends paid, Class B	$.17	$.17	$.34	$.34

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 31, 2017 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2017	2017	2017	2017

Net Earnings	$1,436,734	$695,906	$1,631,926	$695,186
Other comprehensive earnings- net of tax
Unrealized gain (loss) on available- for-sale securities net of tax (benefit) of ($598) and $54,819 for 13 weeks, and $91,192 and ($59,000) for 26 weeks	1,775	88,938	148,960	(96,008)
Reclassification adjustment for (gain) loss included in Net Income net of tax (benefit) of $2,167 & ($2,227)	-	-	(3,520)	3,619

Comprehensive earnings	$1,438,509	$784,844	$1,777,366	$602,797

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 31, 2017 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	December 31,	July 2,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,293,634	$604,671
Short-term investments	1,972,472	2,951,315
Inventories	554,234	534,741
Prepaid expenses and other	512,782	555,687
Income tax refundable	25,572	-
Current deferred income tax benefit	10,597	8,162
TOTAL CURRENT ASSETS	4,369,291	4,654,576
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $40,848,979 and $40,978,609	19,062,939	18,860,778
OTHER ASSETS:
Marketable investment securities	5,523,003	5,272,318
Cash surrender value-life insurance	772,326	772,326
Other	66,315	66,315
TOTAL OTHER ASSETS	6,361,644	6,110,959
TOTAL ASSETS	$29,793,874	$29,626,313

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$472,306	$673,786
Accrued expenses	662,548	1,069,668
Dividends payable	877,365	877,365
Income taxes payable	-	22,543
Other current liabilities	1,631,122	342,324
TOTAL CURRENT LIABILITIES	3,643,341	2,985,686
LONG-TERM DEFERRED COMPENSATION	18,413	18,413
NONCURRENT DEFERRED INCOME TAXES	1,523,091	2,035,821
TOTAL LIABILITIES	5,184,845	5,039,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,627,428	2,481,988
Retained earnings	13,611,396	13,734,200
TOTAL STOCKHOLDERS' EQUITY	24,609,029	24,586,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,793,874	$29,626,313

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	December 31,	January 1,
	2017	2017
Cash Flows From Operating Activities
Net earnings	$1,631,926	$695,186
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	474,110	567,892
Loss on involuntary cancellation of available-for-sale securities	-	5,845
Gain on sale of available-for-sale securities	(8,531)	-
Provisional estimate for reduction in deferred tax from tax act	(604,190)	-
Changes in assets and liabilities
(Increase) decrease in inventories	(19,493)	7,265
Decrease in prepaid & other	42,905	240,828
Decrease in accounts payable	(201,480)	(152,617)
Decrease in accrued expenses	(407,120)	(549,138)
Decrease in income taxes payable	(48,115)	(252,800)
Increase in other current liabilities	1,288,798	1,296,409
Net cash provided by operating activities	2,148,810	1,858,870

Cash Flows From Investing Activities
Expenditures for land, building and equip	(676,271)	(170,629)
Net sales & maturities (purchases) of short-term investments	(42)	(1,748)
Proceeds from sale of available-for-sale securities	1,000,000	-
Purchases of marketable securities	(28,804)	(49,677)
Net cash provided by (used in) investing activities	294,883	(222,054)

Cash Flows From Financing Activities
Proceeds from note payable	-	500,000
Payment of cash dividends	(1,754,730)	(1,754,730)

Net cash used in financing activities	(1,754,730)	(1,254,730)

Net Increase in Cash and Equivalents	688,963	382,086

Cash and Equivalents, Beginning of period	604,671	986,193

Cash and Equivalents, End of period	$1,293,634	$1,368,279

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest	-	5,316
Income taxes	$500,200	$627,100

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twenty-six Weeks Ended

December 31, 2017

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

2.  Investments

The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at December 31, 2017 and July 2, 2017 were as follows:

December 31, 2017 Description	Fair Value	Cost basis	Unrealized Gain (loss)
Short-term investments	$133,965	$133,965	$-
Equity securities	$5,523,003	$1,279,914	$4,243,089
Mutual funds	$1,838,507	$1,837,480	$1,027
July 2, 2017 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$133,922	$133,922	$-
Equity securities	$5,272,318	$1,279,914	$3,992,404
Mutual funds	$2,817,392	$2,800,144	$17,248

The fair values of the Company’s investments were determined as follows:

December 31, 2017 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,965	$-
Equity securities	5,523,003	-	-
Mutual funds	1,838,507	-	-

Total	$7,361,510	$133,965	$-
July 2, 2017 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,922	$-
Equity securities	5,272,318	-	-
Mutual funds	2,817,392	-	-

Total	$8,089,710	$133,922	$-

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
Uniti shares (formerly CSAL)	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679

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

3.  Commitments and Contingencies

The Company’s purchase commitments at December 31, 2017, are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. Income Taxes

A. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act includes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018..  For fiscal 2018, the Company will record its income tax provision based on a blended U.S. statutory tax rate of 27.5 percent, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act.  The statutory tax rate of 21 percent will apply for fiscal 2019 and beyond.

The Tax Act also puts in place new tax laws that may impact the Company’s taxable income beginning in fiscal 2019, which include, but are not limited to (i) reducing the dividends received exclusion, (ii) adding a provision that could limit the amount of deductible interest expense, and (iii) limiting the deductibility of certain executive compensation.

Shortly after the Tax Act was enacted, the SEC issued accounting guidance, which provides a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act.  To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, the company may determine a reasonable estimate for those effects and record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

During the second quarter of fiscal 2018, the Company recorded provisional discrete tax benefits of $ 604,190 related to the Tax Act.  The Company adjusted its U.S. deferred tax liabilities by $604,190 due to the reduction in the U.S. federal corporate tax rate.  The resulting adjustment increased current quarter and year to date earnings per share by 11.7 cents. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax liabilities.

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

7. Subsequent Events

The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on February 13, 2018, and has determined that no material subsequent events have occurred.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation; however, the stocks held by the Company have historically had relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks. The Company considers that this diversity also provides a measure of safety of principal.

With the exception of 13,120 shares of Verizon, the equity securities in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,700,000 in dividends, the majority of which received favorable tax treatment in the form of a dividends received deduction from federal taxable income. The dividends received deduction continues into this fiscal year. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on December 31, 2017 was approximately $5,500,000 and on July 2, 2017 was approximately $5,300,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. In August 2017, $1,000,000 of this fund was redeemed to meet the August 2017 dividend payment. The fund is carried at fair value on the last day of the reporting period. At December 31, 2017, the value was approximately $1,838,000 and at July 2, 2017, the value was $1,837,000..

Short-term investments investments including the GNMA fund, mentioned above, that was reclassified to short term investments from the category of marketable securities in the prior year, Certificates of Deposits, and cash and cash equivalents totaled $3,266,000 at the end of the fiscal second quarter of 2018 compared to $3,556,000 at July 2, 2017.

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

In the six-month period ended December 31, 2017, the Company expended approximately $676,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 31, 2017, league deposits of approximately $1,394,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended December 31, 2017 was $2,149,000 which, along with cash on hand, and redemption of a portion of the Vanguard GNMA fund, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the quarter ended December 31, 2017, and the six months total was approximately $1,754,000 or $.34 per share.   In December 2017 the Company declared a regular quarterly dividend of $.17 per share, payable February 14, 2018 to shareholders of record on January 10, 2018. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended December 31, 2017, and January 1, 2017, and the dollar and percentage changes therein.

	Thirteen weeks ended
	December 31, 2017 and January 1, 2017
	Dollars in thousands
	12/31/ 2017	1/01/ 2017	Change	% Change
Operating Revenues:
Bowling and other	$4,485	$4,379	$106	2.4
	1,884	1,856	28	1.5
Total Operating Revenue	6,369	6,235	134	2.2
Operating Expenses:
Employee Compensation and benefits	2,721	2,738	(17)	(0.6)
Cost of bowling and other services	1,508	1,472	36	2.4
Cost of food, beverage and merchandise sales	574	577	(3)	(0.5)
Depreciation and amortization	238	275	(37)	(13.4)
General and administrative	230	211	19	9.0
Total Operating Expenses	5,271	5,273	(2)	(0.0)

Operating Income	1,098	962	136	14.1
Interest, dividend and other income	82	112	(30)	(26.8)
Interest expense	-	3	(3)	(100.0)
Earnings before taxes	1,180	1,071	109	10.2
Income taxes (benefit) provision	(257)	375	(632)	(168.5)
Net Earnings	$1,437	696	741	106.5

	Twenty-six weeks ended
	December 31, 2017 and January 1, 2017
	Dollars in thousands
	12/31/2017	1/01/ 2017	Change	% Change
Operating Revenues:
Bowling and other	$8,233	$7,956	$277	3.5
Food, beverage and merchandise sales	3,399	3,343	56	1.7
Total Operating Revenues	11,632	11,299	333	3.0
Operating Expenses:
Employee Compensation and benefits	5,405	5,419	(14)	(0.3)
Cost of bowling and other services	2,976	2,942	34	1.2
Cost of food, beverage and merchandise sales	1,047	1,059	(12)	(1.1)
Depreciation and amortization	474	568	(94)	(16.5)
General and administrative	436	441	(5)	(1.1)
Total Operating Expenses	10,338	10,429	(91)	(0.9)

Operating income	1,294	870	424	48.7
Interest, dividend and other income	186	205	(19)	(9.3)
Interest expense	-	5	(5)	(100.0)
Earnings before taxes	1,480	1,070	410	38.3
Income taxes (benefit) provision	(152)	375	(527)	(140.5)
Net Earnings	$1,632	$695	$937	134.8

Earnings were $1,436,734 or $.28 per share for the thirteen week period and $1,631,926 or $.32 per share for the twenty-six week period ended December 31, 2017.   For the thirteen-week and twenty-six periods ended January 1, 2017, net earnings were $695,906 and $695,186 or $.14 per share, respectively. Eighteen centers were in operation in both the current and prior year periods. In addition, both the current and prior year periods included the holiday week between Christmas and New Year’s Day. The operating results for fiscal 2018 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues increased $134,000 to $6,369,000 in the quarter ended December 31, 2017 compared to an increase of $229,000 to $6,235,000 in the three-month period ended January 1, 2017.  The current fiscal six-month period operating revenues were up $333,000 versus an increase of $373,000 in the comparable six-month period a year ago.  Bowling and other revenue increased $106,000 in the quarter and increased $277,000 year-to-date for the periods ended December 31, 2017 versus an increase of $213,000 in the quarter and of $316,000 for the six-month period ended January 1, 2017.

Food, beverage and merchandise sales increased $28,000 or 1.5% in the current year quarter and were up $56,000 or 1.7% in the six-month period.  Cost of sales decreased 0.5% in the current fiscal three month period and 1.1% for the six month period ended December 31, 2017.

Operating Expenses

Operating expenses were down $2,000 in the current three month period and down $91,000 in six-month period or less than 1%, respectively, versus decreases of  $44,000 or 0.8% and $183,000 or 1.7% in the three and six month periods, respectively, last year.  Employee compensation and benefits for the three and six month periods were down $17,000 and $14,000 or less than 1%, respectively, in the periods ended December 31, 2017. Group health insurance costs decreased 7.3% as a result of changes in plan offerings and lower participation. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $36,000 or 2.4% and $34,000 or 1.2% in the six-month periods ended December 31, 2017, respectively. In the twenty-six weeks ended December 31, 2017, maintenance and repair costs increased $47,000 or 12.1%, primarily the result of interior upgrades to two locations. Advertising costs during the current year twenty-six week period ended December 31 2017, were up $3,000 or 1.6%. For the fiscal six month period ended December 31, 2017 utility costs were up 0.9%. Supplies and services expenses were down $34,000 or 8.7% in the current year six-month period primarily the result of a decrease in the cost of amusement game supplies as a result of outsourcing our amusement game business.

Insurance expense excluding health insurance increased 5% in the current year-to-date period versus a decrease of 1% in last year’s comparable period.

Depreciation and amortization expense was down 16.5% in the current six-month period and down 15.9% in the prior year six-month period.

As a result of the above, the first six-month period of fiscal 2018 resulted in operating income of $1,294,000 compared to operating income of $869,900 in the prior year comparable six-month period.

Interest, Dividend and Other Income

Interest, dividend and other income decreased $19,000 in the fiscal 2018 six-month period and decreased $36,000 in the comparable 2017 year-to-date period, respectively. The current year decrease relates primarily to lower investment balances.

Income Taxes

On December 22, 2017 the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (“Tax Act”), which reduced the corporate tax rate from 35% to 21%. The provisions call for a blended tax rate for fiscal year companies resulting in a reduction of the effective tax rate from 34.4% last year to approximately 30.5% in the current year. In addition the Tax Act required an adjustment to the Company’s deferred tax account in this second quarter resulting in credits to income tax expense for both the current year quarter and six month period.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 31, 2017. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued February 13, 2018 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended December 31, 2017 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 13, 2018	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: February 13, 2018	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, CFO