Form 10-Q
period 2018-04-01
BOWL AMERICA INC
filed 2018-05-15
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: April 1, 2018

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
May 10, 2018
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2018	2017	2018	2017
Operating Revenues:
Bowling and other	$5,423,321	$5,298,395	$13,656,336	$13,254,733
Food, beverage and merchandise sales	2,202,898	2,192,397	5,602,158	5,534,939
Total Operating Revenues	7,626,219	7,490,792	19,258,494	18,789,672

Operating Expenses:
Employee compensation and benefits	2,801,415	2,782,206	8,205,986	8,200,918
Cost of bowling and other services	1,547,889	1,559,551	4,523,872	4,501,128
Cost of food, beverage and merchandise sales	611,579	631,312	1,658,804	1,690,770
Depreciation and amortization	238,026	260,568	712,136	828,460
General and administrative	226,641	236,785	662,672	678,126
Total Operating Expenses	5,425,550	5,470,422	15,763,470	15,899,402

Gain on sale of assets	-	34,376	-	34,376
Operating Income	2,200,669	2,054,746	3,495,024	2,924,646
Interest, dividend and other income	107,130	110,801	292,596	315,703
Interest expense	-	980	-	6,296

Earnings before provision for income taxes	2,307,799	2,164,567	3,787,620	3,234,053

Provision for income taxes	705,000	757,700	552,895	1,132,000

Net Earnings	$1,602,799	$1,406,867	$3,234,725	$2,102,053

Earnings per share-basic & diluted	$.31	$.27	$.63	$.41

NET EARNINGS PER SHARE	$.31	$.27	$.63	$.41

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$877,365	$877,365	$2,632,095	$2,632,095

Per share, dividends paid, Class A	$.17	$.17	$.51	$.51

Per share, dividends paid, Class B	$.17	$.17	$.51	$.51

The operating results for the thirteen (13) and thirty-nine (39) week periods ended April 1, 2018 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2018	2017	2018	2017

Net Earnings	$1,602,799	$1,406,867	$3,234,725	$2,102,053
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-for-sale securities net of tax (benefit) of ($132,929) and ($81,372) for 13 weeks, and ($41,737) and ($140,372) for 39 weeks	(394,356)	(132,005)	(245,396)	(228,013)
Reclassification adjustment for loss (gain) included in Net Income net of tax (benefit) of ($2,167) and ($2,227)	-	-	(3,520)	3,619

Comprehensive earnings	$1,208,443	$1,274,862	$2,985,809	$1,877,659

The operating results for the thirteen (13) and thirty-nine (39) week periods ended April 1, 2018 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets

(Unaudited)

	As of
	April 1,	July 2,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,120,867	$604,671
Short-term investments	2,051,498	2,951,315
Inventories	502,198	534,741
Prepaid expenses and other	491,514	555,687
TOTAL CURRENT ASSETS	6,166,077	4,646,414
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $41,087,005 and $40,978,609	18,861,503	18,860,778
OTHER ASSETS:
Marketable securities	5,029,117	5,272,318
Cash surrender value-life insurance	772,326	772,326
Other	66,315	66,315
TOTAL OTHER ASSETS	5,867,758	6,110,959
TOTAL ASSETS	$30,895,338	$29,618,151

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$596,866	$673,786
Accrued expenses	758,498	1,069,668
Dividends payable	877,365	877,365
Income taxes payable	57,997	22,543
Other current liabilities	2,266,527	342,324
TOTAL CURRENT LIABILITIES	4,557,253	2,985,686
LONG-TERM DEFERRED COMPENSATION	18,413	18,413
DEFERRED INCOME TAXES	1,379,565	2,027,659
TOTAL LIABILITIES	5,955,231	5,031,758

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	2,233,072	2,481,988
Retained earnings	14,336,830	13,734,200
TOTAL STOCKHOLDERS' EQUITY	24,940,107	24,586,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,895,338	$29,618,151

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	April 1,	April 2,
	2018	2017
Cash Flows From Operating Activities
Net earnings	$3,234,725	$2,102,053
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	712,136	828,460
Gain on sale of assets	-	(34,376)
Loss on involuntary cancellation of available-for-sale securities	-	5,845
Gain on sale of available-for-sale securities	(8,531)	-
Provisional estimate for reduction in deferred tax from tax act	(604,190)
Changes in assets and liabilities
Decrease in inventories	32,543	52,295
Decrease in prepaid & other	64,173	117,874
(Decrease) increase in accounts payable	(76,920)	(102,190)
Decrease in accrued expenses	(311,170)	(434,184)
Increase (decrease) in income taxes payable	35,454	(134,763)
Increase in other current liabilities	1,924,203	1,917,874
Net cash provided by operating activities	5,002,423	4,318,888

Cash Flows From Investing Activities
Expenditures for land, building and equip	(712,861)	(238,948)
Sale of assets	-	40,750
Net purchases of short-term investments	(176)	(970,717)
Proceeds from sale of available-for-sale securities	1,000,000	-
Purchases of marketable securities	(141,095)	(66,811)
Net cash provided by (used in)
Investing activities	145,868	(1,235,726)

Cash Flows From Financing Activities
Proceeds from note payable	-	500,000
Payment of note payable	-	(500,000)
Payment of cash dividends	(2,632,095)	(2,632,095)

Net cash used in financing activities	(2,632,095)	(2,632,095)

Net Increase in Cash and Equivalents	2,516,196	451,067

Cash and Equivalents, Beginning of period	604,671	986,193

Cash and Equivalents, End of period	$3,120,867	$1,437,260

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest	$-	$6,296
Income taxes	$1,119,800	$1,266,763

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Weeks Ended

April 1, 2018

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

2.  Investments

The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits and Treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at April 1, 2018 and July 2, 2017 were as follows:

April 1, 2018 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Short-term investments	$233,174	$233,174	$-
Equity securities	$5,029,117	$1,279,914	$3,749,203
Mutual fund	$1,818,323	$1,850,695	$(32,372)
July 2, 2017 Description	Fair Value	Cost basis	Unrealized Gain (loss)
Short-term investments	$133,922	$133,922	$-
Equity securities	$5,272,318	$1,279,914	$3,992,404
Mutual fund	$2,817,392	$2,800,144	$17,248

The fair values of the Company’s investments were determined as follows:

April 1, 2018 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short term investments	$-	$233,174	$-
Equity securities	5,029,117	-	-
Mutual fund	1,818,323	-	-

Total	$6,847,440	$233,174	$-
July 2, 2017 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$133,922	$-
Equity securities	5,272,318	-	-
Mutual fund	2,817,392	-	-

Total	$8,089,710	$133,922	$-

The shares of common stock included in the equity securities portfolio as of April 1, 2018 were:

AT&T shares	82,112
Manulife shares	2,520
Uniti Group shares (formerly CSAL)	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	679

On July 10, 2017, Frontier Communications completed a 1-for-15 reverse split reducing Bowl America’s holdings to 300 shares from 4,508. On August 1, 2016 Dex Media completed a financial restructuring. Previous shares of Dex Media’s common stock were cancelled with no distribution to shareholders resulting in a loss of $5,845 on the Company’s holdings.

Communications Sales & Leasing Inc (“CSAL”) changed its corporate name to Uniti Group Inc (“UNIT”) effective February 27, 2017.

The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values. In August 2017 the Company redeemed $1,000,000 of the mutual fund to meet the August 2017 dividend payment.

3. Commitments and Contingencies

The Company’s purchase commitments at April 1, 2018 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other post-retirement plan.

5.  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act includes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.  For fiscal 2018, the Company will record its income tax provision based on a blended U.S. statutory tax rate of 27.5 percent, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act.  The statutory tax rate of 21 percent will apply for fiscal 2019 and beyond.

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

During the second quarter of fiscal 2018, the Company recorded a provisional discrete tax benefit of $ 604,190 related to the Tax Act.  The Company adjusted its U.S. deferred tax liabilities by $604,190 due to the reduction in the U.S. federal corporate tax rate.  The resulting adjustment increased current quarter and year to date earnings per share by 11.7 cents. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax liabilities

6. New Accounting Standards

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

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive income (loss) at that time. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and has not yet made a decision regarding adoption.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization, to provide a secure source of income and to provide a predictable return to its owners.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation, however, the stocks held by the Company have relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“GNMA”) fund and domestically domiciled stocks, primarily telecommunications companies, with the perceived potential of appreciation. The Company considers that this diversity also provides a measure of safety of principal.

With the exception of 13,120 shares of Verizon, the equity securities in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all shares in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $4,700,000 in dividends, the majority of which received favorable tax treatment in the form of a dividends received exclusion from federal taxable income. The dividends received exclusion continues into this fiscal year. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on April 1, 2018 was approximately $5,029,000 and on July 2, 2017 was approximately $5,272,000.

The Company’s original investment in the Vanguard GNMA mutual fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. At April 1, 2018, the value was approximately $1,818,000. In August 2017, the Company redeemed $1,000,000 of the fund to meet the August 2017 dividend payment.

Short-term investments including the GNMA fund mentioned above that was reclassified to short term investments from the category of marketable securities in the prior year, Certificates of Deposits, Treasury Bills and cash and cash equivalents totaled $5,172,000 at the end of the fiscal third quarter of 2018 compared to $3,556,000 at July 2, 2017.

The Company’s position in all the above investments is a source of capital for possible expansion and modernization. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In August 2016 the Company obtained a $500,000 short-term loan to meet the August 2016 dividend obligation. The loan was paid in full on January 6, 2017.

In the nine-month period ended April 1, 2018, the Company expended approximately $713,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and has made no application for third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At April 1, 2018, league deposits of approximately $1,886,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended April 1, 2018 was $5,002,000 which, along with cash on hand, and redemption of a portion of the Vanguard GNMA fund, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the quarter ended April 1, 2018, and the nine months total was approximately $2,632,000 or $.51 per share.   In March 2018 the Company declared a regular quarterly dividend of $.17 per share, payable May 16, 2018 to shareholders of record on April 19, 2018. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended April 1, 2018, and April 2, 2017, and the dollar and percentage changes therein.

	Thirteen weeks ended
	April 1, 2018 and April 2, 2017
	Dollars in thousands
	2018	2017	Change	% Change
Operating Revenues:
Bowling and other	$5,423	$5,299	$124	2.3
Food, beverage and merchandise sales	2,203	2,192	11	0.5
Total Operating Revenue	7,626	7,491	135	1.8
Operating Expenses:
Employee Compensation and benefits	2,801	2,782	19	0.7
Cost of bowling and other services	1,548	1,560	(12)	(0.8)
Cost of food, beverage and merchandise sales	611	631	(20)	(3.2)
Depreciation and amortization	238	260	(22)	(8.5)
General and administrative	227	237	(10)	(4.2)
Total Operating Expenses	5,425	5,470	(45)	(0.8)
Gain on sale of assets	-	34	(34)	(100.0)
Operating Income	2,201	2,055	146	7.1
Interest, dividend and other income	107	111	(4)	(3.6)
Interest expense	-	1	(1)	(100.0)

Earnings before taxes	2,308	2,165	143	6.6
Income taxes	705	758	(53)	(7.0)
Net Earnings	$1,603	1,407	196	13.9

	Thirty-nine weeks ended
	April 1, 2018 and April 2, 2017
	Dollars in thousands
	2018	2017	Change	% Change
Operating Revenues:
Bowling and other	$13,656	$13,255	$401	3.0
Food, beverage and merchandise sales	5,602	5,535	67	1.2
Total Operating Revenues	19,258	18,790	468	2.5
Operating Expenses:
Employee Compensation and benefits	8,206	8,201	5	0.1
Cost of bowling and other services	4,524	4,501	23	0.5
Cost of food, beverage and merchandise sales	1,659	1,691	(32)	(1.9)
Depreciation and amortization	712	828	(116)	(14.0)
General and administrative	662	678	(16)	(2.4)
Total Operating Expenses	15,763	15,899	(136)	(0.9)
Gain on sales of assets	-	34	(34)	(100.0)
Operating income	3,495	2,925	570	19.5
Interest, dividend and other income	293	315	(22)	(7.0)
Interest expense	-	6	(6)	(100.0)

Earnings before taxes	3,788	3,234	554	17.1
Income taxes	553	1,132	(579)	(51.1)

Net Earnings	$3,235	$2,102	$1,133	53.9

Earnings were $1,602,799 or $.31 per share for the thirteen week period and $3,234,725, or $.63 per share for the thirty-nine week period ended April 1, 2018.    For the thirteen-week and thirty-nine week periods ended April 2, 2017, net earnings were $1,406,867 or $.27 per share and $2,102,053 or $.41 per share, respectively. Eighteen centers were in operation in both the current and prior year quarters. The current year quarter included colder than normal temperatures and winter storms while last year’s comparable quarter weather was unusually warm although there was a mid-March storm. Postponement of some league games occurred in both years. The operating results for fiscal 2018 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues increased $135,000 to $7,626,000 in the most recent quarter compared to an increase of $69,000 to $7,491,000 in the three-month period ended April 1, 2017.  The current fiscal nine month period operating revenues were up $468,000 versus an increase of $442,000 in the comparable nine month period a year ago.  Bowling and other revenue increased $124,000 in the quarter and $401,000 year-to-date for the periods ended April 1, 2018 versus increases of $62,000 in the quarter and $378,000 for the nine-month period ended April 2, 2017.

Food, beverage and merchandise sales increased $11,000 or 0.5% in the current year quarter and were up $67,000 or 1.2% in the nine-month period.  Cost of sales decreased 3.2% in the fiscal three months and 1.9% in the nine month periods ended April 1, 2018.

Operating Expenses

Operating expenses were down $45,000 or 0.8% and $136,000 or 0.9% in the current three month and nine month periods versus decreases of  $95,000 % and $278,000 or 1.7% in both the three and nine month periods last year.  Employee compensation and benefits for the fiscal 2018 third quarter were up $19,000 or 0.7% and $5,000 or 0.1% in the nine month period. In the comparable prior year quarter there was an increase of $18,000 or 0.7% and the nine month period ended April 2, 2017 showed a decrease of $46,000 or 0.6%. Group health insurance costs for the current nine month period decreased 8.7% as a result of changes in plan offerings and lower enrollment. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services declined $12,000 or 0.8% and increased 23,000 or 0.5% in the three month and nine month periods ended April 1, 2018, respectively. In the thirteen weeks ended April 1, 2018, maintenance and repair costs declined $35,000 or 13.2% primarily due to lower snow removal costs in the current year. The same category for the current year thirty-nine week period was up $11,000 primarily due to interior upgrades at two locations. Advertising costs during the current year thirty-nine week period ended April 1, 2018, were down $4,000 or 1.7%.

For the fiscal nine-month period ended April 1, 2018 utility costs were up $27,000 or 2.6 % primarily a result of higher gas costs during the unusually cold winter months. Supplies and services expenses were down $70,000 or 11.3% in the current year nine-month period primarily due to the decline in amusement game supplies as a result of outsourcing our amusement game business.

Insurance expense excluding health insurance increased 5.7% in the current year-to-date period versus a decrease of 3.0% in last year’s comparable period.

Depreciation and amortization expense was down 14.0% in the current nine-month period and down 17.9% in the prior year comparable period.

In the prior year nine month period the Company recorded a $34,000 gain on the sale of some of its amusement games as it transitioned from owning games to outsourcing to a third party vendor as described above.

As a result of the above, the nine-month period of fiscal 2018 resulted in operating income of $3,495,024 compared to operating income of $2,924,646 in the prior year comparable nine-month period.

Interest, Dividend and Other Income

Interest, dividend and other income decreased $23,000 in the fiscal 2018 nine-month period and decreased $25,000 in the comparable 2017 year-to-date period, respectively. The decrease in the current year relates primarily to lower investment balances.

Income Taxes

On December 22, 2017 the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (“Tax Act”), which reduced the corporate tax rate from 35% to 21%. The provisions call for a blended tax rate for fiscal year companies resulting in a reduction of the effective tax rate from 34.4% last year to approximately 30.5% in the current year. A required adjustment to the Company’s deferred tax account was made in the current year second quarter.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of April 1, 2018. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended April 1, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 15, 2018 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and thirty-nine weeks ended April 1, 2018 in eXtensible Business Reporting Language

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 15, 2018	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: May 15, 2018	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, CFO