Form 10-K
period 2018-07-01
BOWL AMERICA INC
filed 2018-09-27
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2018                        Commission file Number 1-7829

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

As of December 29, 2017, the last business day of the registrant's most recently completed second quarter, 3,746,454 Class A common shares were outstanding, and the aggregate market value of such shares (based upon the closing price of $15.00 per share as reported on the NYSE American) held by non-affiliates of the registrant was approximately $29 million. As of that date, 1,414,517 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If all of the Class B shares were converted to Class A shares as of December 29, 2017, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $31 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at September 15, 2018
Class A Common Stock
$.10 par value	3,746,454
Class B Common Stock
$.10 par value	1,414,517

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after July 1, 2018, are incorporated by reference into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), Financial Statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of fiscal year 2018, the Company and its wholly-owned subsidiaries operated 18 bowling centers.

(b) Financial Information about Industry Segments

The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2018, the Company had operating revenues from continuing operations of approximately $24.8 million, and approximately $29 million in total assets. Merchandise sales, including food and beverages, were approximately 29% of operating revenues. The balance of operating revenues (approximately 71%) represents fees for bowling and related services. Earnings per share for fiscal 2018 were $0.73.

(c) Narrative Description of Business

As of September 1, 2018 the Company operated 10 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 18 bowling centers contain a total of 726 lanes.

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

The bowling business is a seasonal one, and most of the business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the markets in which it operates. The principal method of competition is the quality of service furnished to the Company's customers. Its primary competitor is Bowlero Corporation (formerly Bowlmor AMF) and many of our centers face competition from bowling centers located in close proximity to our centers.

Compliance with federal, state and local environmental protection laws has not materially affected the Company.

The number of persons employed by the Company and its subsidiaries is approximately 500 including approximately 250 full time employees.

(d) Financial Information about Geographic Areas

The Company has no foreign operations.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies

ITEM 2. PROPERTIES

The Company owns its general corporate offices which are located at 6446 Edsall Road, Alexandria, Virginia 22312. Two of the Company's bowling centers are located in leased premises, and the remaining sixteen centers are owned by the Company. Each of the Company's leases expire in fiscal 2020. The specific locations of the bowling centers are discussed under Item 1(c).

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

The table below presents the high and low sales price of the Company's Class A Common Stock in each quarter of fiscal years 2018 and 2017 as reported by the NYSE American.

2018	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$14.74	$15.30	$16.64	$16.05
Low	$13.43	$14.25	$14.50	$14.50

2017	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$15.04	$17.25	$16.79	$14.74
Low	$14.11	$14.09	$14.15	$14.17

Holders

As of July 1, 2018, the approximate number of holders of record of the Company's Class A Common Stock was 263 and of the Company's Class B Common Stock was 18.

Cash Dividends

The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2018 and 2017.

Class A and Class B Common Stock
Quarter	2018	2017

First	17 cents	17 cents
Second	17 cents	17 cents
Third	17 cents	17 cents
Fourth	17 cents	17 cents

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of July 1, 2018. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2018 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated balance sheets as of July 1, 2018 and July 2, 2017

Consolidated statements of earnings and comprehensive earnings - years ended July 1, 2018 and July 2, 2017

Consolidated statements of stockholders' equity - years ended July 1, 2018 and July 2, 2017

Consolidated statements of cash flows - years ended July 1, 2018 and July 2, 2017

Notes to the consolidated financial statements - years ended July 1, 2018 and July 2, 2017

(b)	Exhibits:

3.1   Articles of Incorporation of the Registrant and amendments through December 1994 thereto (incorporated by reference to Exhibit 3.1 to Form 10-K filed September 28, 2017)

3.2   By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-K filed September 28, 2017)

10.1   Amended Employment Agreement, dated as of December 5, 2017, between the Company and Leslie H. Goldberg (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 6, 2017).

10.2   Amended Employment Agreement, dated as of June 22, 2015, between the Company and Cheryl A. Dragoo (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 22, 2015).

20   Press release dated September 27, 2018

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

Date: September 27, 2018

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Financial Officer,

Senior Vice President

Principal Financial and Accounting Officer

Date: September 27, 2018

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg

Leslie H. Goldberg

President, Principal Executive

& Operating Officer and Director

Date: September 27, 2018

/s/ Ruth Macklin Ruth Macklin Senior Vice President, Secretary, Treasurer and Director	/s/ Cheryl A. Dragoo Cheryl A Dragoo Senior Vice President, Principal Financial & Accounting Officer and Director

Date: September 27, 2018	Date: September 27, 2018

/s/ Allan L. Sher Allan L. Sher Director	/s/ Merle Fabian Merle Fabian Director

Date: September 27, 2018	Date: September 27, 2018

/s/ Arthur H. Bill Arthur H. Bill Director	/s/ Nancy Hull Nancy E. Hull Director

Date: September 27, 2018	Date: September 27, 2018

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 1, 2018. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of July 1, 2018, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Exhibit 99(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business, our sales and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof. We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan. A portion of earnings has consistently been invested to create a reserve to protect the Company during downturns in business, to capitalize on opportunities for expansion and modernization, to provide a secure source of income and to provide a predictable return to its owners. For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth. The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation; however, the stocks held by the Company have relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“GNMA”) fund and domestically domiciled stocks, primarily telecommunications stocks, with the perceived potential of appreciation. This diversity also provides a measure of safety of principal.

With the exception of an additional 13,120 shares of Verizon, the shares of common stock in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all shares in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,000,000 in dividends, the majority of which were tax favored in the form of a partial exclusion from federal taxable income. While the exclusion continues into the current year, the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent excludable. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on July 1, 2018 was approximately $4,817,000 and the value of securities held at July 2, 2017 was approximately $5,272,000.

The Company’s original investment in the Vanguard GNMA mutual fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period and at July 1, 2018 the fair value was approximately $1,825,000. In August 2017, approximately $1,000,000 of shares of this fund were redeemed to meet the August 2017 dividend payment.

Short-term investments at the end of fiscal 2018, including the GNMA mutual fund, Certificates of Deposits, US Treasury bills, and cash and cash equivalents totaled $3,166,000 at the end of fiscal 2018. Short-term investments consisting of the GMNA fund, Certificates of Deposits, and cash and cash equivalents totaled $3,556,000 at the end of fiscal 2017.

The Company's position in all the above investments is a source of expansion capital. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio regularly and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities for the year ended July 1, 2018, was $3,999,000. Proceeds from GNMA dividends totaling approximately $56,000 in fiscal year 2018 were used to purchase additional shares in the fund. Cash on hand and the partial redemption of the GNMA fund, mentioned above, were used to meet the $3,509,000 required to pay regular dividends during the fiscal year.

The Company paid cash dividends totaling approximately $3.5 million, or $.68 per share, to shareholders during the 2018 fiscal year. In June 2018, the Company declared a quarterly $.17 per share dividend, paid in August 2018. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of opportunities at such time.

Building, entertainment and restaurant equipment purchases during fiscal year 2018 used approximately $787,000. The Company has no long-term debt and has made no application for third party funding as cash and cash flows are currently sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal fourth quarters ended July 1, 2018 and July 2, 2017, respectively, and the dollar and percentage changes therein.

	Thirteen weeks ended July 1, 2018 and July 2, 2017

	Dollars in thousands
	2018	2017	Change	% Change
Operating Revenues:
Bowling and other	$3,830	$3,633	$197	5.4%
Food, beverage & merchandise sales	1,682	1,510	172	11.4
	5,512	5,143	369	7.2
Operating Expenses:
Compensation & benefits	2,685	2,617	68	2.6
Cost of bowling & other	1,366	1,380	(14)	(1.0)
Cost of food, beverage & merchandise sales	530	505	25	5.0
Depreciation & amortization	234	145	89	61.4
General & administrative	173	125	48	38.4
	4,988	4,772	216	4.5
Gain (loss) on disposal of assets	(3)	44	(47)	(106.8)
Operating income	521	415	106	25.5
Interest, dividend and other income	95	97	(2)	(2.1)
Earnings before taxes	616	512	104	20.3
Income taxes	65	163	(98)	(60.1)
Net Earnings	$551	$349	$202	57.9

The following table sets forth the items in our consolidated summary of operations for the 52 week fiscal years ended July 1, 2018 and July 2, 2017, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended July 1, 2018 and July 2, 2017

	Dollars in thousands
	2018	2017	Change	% Change
Operating Revenues:
Bowling and other	$17,486	$16,888	$598	3.5%
Food, beverage & merchandise sales	7,285	7,045	240	3.4
	24,771	23,933	838	3.5
Operating Expenses:
Compensation & benefits	10,891	10,818	73	.7
Cost of bowling & other	5,890	5,881	9	.2
Cost of food, beverage & merchandise sales	2,189	2,195	(6)	(.3)
Depreciation & amortization	946	974	(28)	(2.9)
General & administrative	836	803	33	4.1
	20,752	20,671	81	.4
(Loss) gain on disposal of assets	(3)	78	(81)	(103.8)
Operating income	4,016	3,340	676	20.2
Interest, dividend and other income	387	412	(25)	(6.1)
Interest expense	-	6	(6)	(100.0)
Earnings before taxes	4,403	3,746	657	17.5
Income taxes	617	1,295	(678)	(52.4)
Net Earnings	$3,786	$2,451	$1,335	54.5

Net Earnings were $551,260 or $.10 per share for the thirteen week period and $3,785,985 or $.73 per share for the fifty-two week period ended July 1, 2018. For the thirteen week and fifty-two week periods ended July 2, 2017 net earnings were $349,057 or $.07 per share and $2,451,110 or $.48 per share, respectively. Fiscals 2018 and 2017 each consisted of 52 weeks. Eighteen centers were in operation throughout both years. The fiscal 2017 comparisons to its prior year as noted below are influenced by the fact that fiscal year 2016 was a 53-week year.

Operating Revenues

Total operating revenue increased 3.5%, or $838,000, to $24.8 million in fiscal 2018 compared to a decrease of 0.7%, or $165,000, to $23.9 million in fiscal 2017. Bowling and other revenue increased $598,000 in fiscal 2018 versus an increase of $10,000 in fiscal 2017. Food, beverage and merchandise sales increased $240,000 and decreased $175,000 in fiscal 2018 and fiscal 2017, respectively.

Management believes that in fiscal 2018 open play revenue and food and beverage sales increased as our customers responded to a perceived healthier economy and weather conducive to indoor activities.

Operating Expenses

As discussed in more detail below, total operating expenses increased 0.4%, or $81,000, in fiscal year 2018 versus a decrease of 2.6%, or $556,000 in fiscal 2017. Costs for employee compensation and benefits were up 0.7% or $73,000 in fiscal 2018 versus a decrease of 2.3% or $253,000 in fiscal 2017. Group health insurance costs declined primarily due to plan offerings and lower enrollment. This category includes contributions to our two benefit plans, both of which are defined contribution plans. The contributions can only be made from profits and there is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $9,000 or 0.2% in the year ended July 1, 2018 and decreased $66,000 or 1.1% in the prior fiscal year. Maintenance expense increased $17,000 or 1.9% in fiscal 2018 primarily due to roof repairs and interior upgrades, versus a decrease of $37,000 or 4.1% in fiscal 2017. Utility costs were up 2.6% and 0.7% in the current and prior years, respectively. The current year increase was primarily the result of increased gas usage in the unusually cold winter months Supplies expense decreased 9.7% in fiscal 2018 versus a decrease of 3.4% in fiscal 2017. The current year decrease is primarily attributable to the decrease in amusement game supplies as the Company outsourced its amusement game business. Advertising costs were down 2.6% in the current year and were flat in the fiscal year 2017.

Cost of food, beverage and merchandise sales decreased $6,000 or 0.3% in fiscal 2018, the result of better inventory control.

Depreciation expenses decreased approximately $28,000 or 2.9% in fiscal 2018 versus a decrease of approximately $179,000 or 15.5% in the prior year as large assets became fully depreciated.

Operating income increased 20.2% or $676,000 to $4.0 million in fiscal year 2018 from $3.3 million in fiscal 2017.

Interest, Dividend and Other Income

Interest and dividend income decreased $25,000 or 6.1% in fiscal 2018 and $38,000 or 8.4% in the prior year.

Income taxes

In December 2017 the U.S. government enacted tax legislation which reduced the corporate tax rate from 34% to 21%. Per the provisions of the law, the Company, which operates on a fiscal calendar, calculated taxes using a blended rate. The effective income tax rate on continuing operations for the Company was 28.8% for fiscal 2018, although a one time required adjustment to the Company’s deferred tax account due to the Tax Act resulted in a 14% rate for fiscal 2018. The prior year effective rate was 34.4%.

Net Earnings

Net earnings from continuing operations in fiscal 2018 were $3.8 million, or $.73 per share, compared to $2.5 million, or $.48 per share in fiscal 2017.

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

We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated undiscounted future cash flows are less than the carrying amount. There were no impairment losses recorded in fiscal 2018 or 2017.

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	July 1,	July 2,	July 3,	June 28,	June 29,
	2018	2017	2016	2015	2014
Operating revenues	$24,770,884	$23,932,504	$24,097,862	$23,124,541	$22,780,017
Operating expenses	20,751,639	20,670,929	21,226,560	21,214,632	21,581,531
(Loss) gain on disposal of land, building and Equipment	(3,306)	77,972	(10,035)	(3,854)	8,820
Interest, dividend and other income	387,531	412,299	449,998	494,645	662,693
Interest expense	-	6,296	-	-	-
Earnings from continuing operations before provision for income taxes	4,403,470	3,745,550	3,311,265	2,400,700	1,869,999
Provision for income taxes	617,485	1,294,440	1,160,240	760,471	496,831
Earnings from continuing operations	$3,785,9850	$2,451,110	$2,151,025	$1,640,229	$1,373,168
(Loss) gain from discontinued operations - net of tax	-	-	-	-	(2,774)
Net Earnings	$3,785,985	$2,451,110	$2,151,025	$1,640,229	$1,370,394

Weighted average shares outstanding- Basic & Diluted	5,160,971	5,160,971	5,160,971	5,160,971	5,160,971

Earnings per share-Basic & diluted
Continuing operations	$.73	$.48	$.42	$.32	$.27
Discontinued operations	.00	.00	.00	.00	.00
Net earnings per share-Basic & diluted	$.73	$.48	$.42	$.32	$.27

Net cash provided by operating activities	$3,999,109	$3,128,551	$3,441,813	$3,052,817	$2,053,510

Cash dividends paid	$3,509,460	$3,509,460	$3,509,461	$3,509,460	$3,406,243
Cash dividends paid Per share - Class A	$0.68	$0.68	$0.68	$0.68	$0.66
- Class B	$0.68	$0.68	$0.68	$0.68	$0.66

Total assets	$28,909,126	$29,618,151	$31,851,135	$32,062,409	$34,363,780

Stockholders' equity	$24,483,675	$24,586,393	$26,149,342	$26,974,079	$28,978,731

Net book value per share	$4.74	$4.76	$5.07	$5.23	$5.61

Net earnings as a % of beginning stockholders' equity	15.4%	9.4%	8.0%	5.7%	4.4%

Lanes in operation	726	726	726	726	726
Centers in operation	18	18	18	18	18

1395 Piccard Drive, Suite 240 Rockville, Maryland 20850 Phone 301.337.3305

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bowl America Incorporated

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries (the Company) as of July 1, 2018 and July 2, 2017, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders’ Equity and Cash Flows for the years ended July 1, 2018 and July 2, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 1, 2018 and July 2, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended July 1, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ MN Blum LLC

MN Blum, LLC

Rockville, Maryland

September 27, 2018

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	July 1,	July 2,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,008,433	$604,671
Short-term investments (Note 3)	2,157,875	2,951,315
Inventories	490,456	534,741
Prepaid expenses and other	760,561	555,687
Income taxes refundable	192,298	-
TOTAL CURRENT ASSETS	4,609,623	4,646,414
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	18,698,651	18,860,778
OTHER ASSETS:
Marketable investment securities (Note 3)	4,816,804	5,272,318
Cash surrender value-life insurance	717,733	772,326
Other	66,315	66,315
TOTAL OTHER ASSETS	5,600,852	6,110,959
TOTAL ASSETS	$28,909,126	$29,618,151

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$806,487	$673,786
Accrued expenses	1,107,226	1,069,668
Dividends payable	877,365	877,365
Income taxes payable	-	22,543
Other current liabilities	305,236	342,324
TOTAL CURRENT LIABILITIES	3,096,314	2,985,686
LONG-TERM DEFERRED COMPENSATION	17,440	18,413
DEFERRED INCOME TAXES (Note 7)	1,311,697	2,027,659
TOTAL LIABILITIES	4,425,451	5,031,758

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings- Unrealized gain on available-for-sale
securities, net of tax	2,102,745	2,481,988
Retained earnings	14,010,725	13,734,200
TOTAL STOCKHOLDERS'EQUITY	24,483,675	24,586,393

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$28,909,126	$29,618,151

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	July 1, 2018	July 2, 2017
Operating Revenues:
Bowling and other	$17,486,194	$16,887,857
Food, beverage and merchandise sales	7,284,690	7,044,647
Total Operating Revenue	24,770,884	23,932,504

Operating Expenses:
Employee compensation and benefits	10,890,744	10,817,766
Cost of bowling and other services	5,890,052	5,881,168
Cost of food, beverage and merchandise sales	2,188,749	2,195,259
Depreciation and amortization	946,106	973,849
General and administrative	835,988	802,887
Total Operating Expense	20,751,639	20,670,929
(Loss) gain on disposal of land, buildings and equipment	(3,306)	77,972
Operating Income	4,015,939	3,339,547
Interest, dividend and other income	387,531	412,299
Interest expense	-	6,296
Earnings before provision for income taxes	4,403,470	3,745,550
Provision for income taxes (Note 7)
Current	1,197,410	1,368,326
Deferred	(579,925)	(73,886)
Total Provision for Income Taxes	617,485	1,294,440
Net Earnings	$3,785,985	$2,451,110

Earnings per share-basic & diluted	$.73	$.48

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$3,509,460	$3,509,460

Per share, dividends paid, Class A	$0.68	$0.68

Per share, dividends paid, Class B	$0.68	$0.68

Net Earnings	$3,785,985	$2,451,110
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-for–sale securities net of tax (benefit) of ($135,137) and ($312,797)	(375,723)	(508,218)
Reclassification adjustment for (gain) loss included in Net Income, net of tax (benefit) of $2,167 and ($2,227)	(3,520)	3,619

Comprehensive earnings	$3,406,742	$1,946,511

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 3, 2016	3,746,454454	$374,645	1,414,517	$141,452	$7,854,108	$2,986,587	$14,792,550
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 27, 2017 payable August 15, 2017	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	(508,218)	-
Reclassification adjustment for loss included in net income, net of tax	-	-	-	-	-	3,619	-
Net earnings for the year	-	-	-	-	-	-	2,451,110
Balance, July 2, 2017	3,746,454	$374,645	1,414,517	$141,452	$7,854,108094	$2,481,988	$13,734,200
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 26, 2018, payable August 21, 2018	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for-sale securities (shown net of tax)	-	-	-	-	-	(375,723)	-
Reclassification adjustment for loss included in net income, net of tax	-	-	-	-	-	(3,520)	-
Net earnings for the year	-	-	-	-	-	-	3,785,985
Balance, July 1, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,102,745	$14,010,725

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 1,	July 2,
	2018	2017
Cash Flows From Operating Activities
Net earnings	$3,785,985	$2,451,110
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	946,106	973,849
Increase (decrease) in deferred income tax	68,814	(74,567)
Reduction in deferred income tax from Tax Act	(651,807)	-
Loss (gain) on disposition of assets-net	3,306	(77,972)
(Gain) loss on sale of available-for-sale securities	(8,531)	5,845
Changes in assets and liabilities
Decrease in inventories	44,285	26,476
(Increase) decrease in prepaid and other	(106,406)	108,692
Increase in income taxes refundable	(192,298)	-
Increase in accounts payable	132,701	13,075
Increase (decrease) in accrued expenses	37,558	(123,795)
Decrease in income taxes payable	(22,543)	(185,297)
(Decrease) increase in other current liabilities	(37,088)	16,342
Decrease in long-term deferred compensation	(973)	(5,207)

Net cash provided by operating activities	3,999,109	3,128,551

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(787,285)	(326,398)
Sale of assets	-	93,599
Net (purchases) sales and maturities of short-term investments	(199,106)	350,635
Purchases of marketable securities	(55,621)	(86,284)
Proceeds from sale of marketable securities	1,000,000	-
Increase in cash surrender value	(43,875)	(32,165)

Net cash used in investing activities	(85,887)	(613)

Cash Flows From Financing Activities
Payment of cash dividends	(3,509,460)	(3,509,460)

Net cash used in financing activities	(3,509,460)	(3,509,460)

Net Change in Cash and Equivalents	403,762	(381,522)

Cash and Equivalents, Beginning of period	604,671	986,193

Cash and Equivalents, End of period	$1,008,433	$604,671

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest paid	-	6,296
Income taxes	$1,411,000	$1,575,623

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

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2018 ended July 1, 2018, and fiscal year 2017 ended July 2, 2017. Fiscal years 2018 and 2017 each consisted of 52 weeks.

Subsequent Events

The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 27, 2018.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include depreciation expense, cash surrender value of officers' life insurance, the Federal and State income taxes (current and deferred), and market assumptions used in estimating the fair value of certain assets such as marketable securities and long-lived assets.

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

Advertising Expense

It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending July 1, 2018, and July 2, 2017, were $311,090 and $319,382, respectively.

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

Earnings Per Share

Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,160,971, for both fiscal years 2018 and 2017

Comprehensive Earnings

A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for the years ended July 1, 2018 and July 2, 2017.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers money market funds and certificates of deposits, with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts which may exceed federally insured limits during the year, but does not believe that this results in any significant credit risk.

Other Current Liabilities

Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At July 1, 2018 and July 2, 2017 other current liabilities included $296,774 and $334,272, respectively, in prize fund monies.

Reclassifications

Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

In January 2016, the Financial Accounting Standards Board (FASB) issued guidance on equity securities that requires entities to recognize changes in unrealized gains and losses on equity securities in income in the current period unless the entity is recording the related investment under the equity method or consolidating the related entity. This amendment is effective for the Company’s fiscal year ending June 2019 with earlier adoption permitted. The Company will implement the new standard in the first quarter of fiscal 2019. The result will be the reclassification of $2,102,745(after adoption of ASU 2018-02) from accumulated other comprehensive income to retained earnings. The Company is also reclassifying all of its marketable equity securities as current assets on consolidated balance sheet.

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. The Company is in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive income (loss) at that time. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and early adoption is permitted. The Company is not adopting this optional new standard.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which creates a single, comprehensive revenue recognition model for all contracts with customers. Under this ASU and subsequently issued amendments, an entity should recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-9 may be adopted either retrospectively or on a modified retrospective basis. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The FASB permits early adoption of the standard, but not before the original effective date of December 15, 2016. The Company will adopt the standard for its 2019 fiscal year and does not believe it will have a material impact on the Company’s results of operations or disclosures.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	July 1, 2018	July 2, 2017

Demand deposits and cash on hand	$543,932	$467,161
Money market funds	464,501	137,510
Cash and Cash Equivalents	$1,008,433	$604,671

The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS

The Company’s marketable securities are categorized as available-for-sale securities. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are based on the quoted market price for those securities. At July 1, 2018, short-term investments consisted of a mutual fund that invests in mortgage backed securities, certificates of deposits and U.S. Treasury bills with maturities of generally three months to one year. The fair value of short-term investments was $2,157,875. At July 2, 2017, short-term investments consist of a mutual fund that invests in mortgage backed securities and certificates of deposits with maturities of generally three months to one year, and the fair value of short-term investments was $2,951,315. Non-current investments at July 1, 2018 and July 2, 2017 are marketable securities which primarily consist of telecommunications stocks. Unrealized gains and losses are reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of July 1, 2018, $39,450 in gross unrealized losses were from its investments in federal agency mortgage backed securities which had a fair value of $1,824,846. As of July 2, 2017, the Company had $17,248 of gross unrealized gains from its investments in federal agency mortgage backed securities owned through a mutual fund which had a fair value of $2,817,392. In August 2017 the Company redeemed $1,000,000 of this fund to meet the August 2017 dividend payment.

The Company’s investments were as follows:

	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
July 1, 2018
Equity securities	$1,279,914	$3,545,288	$(8,398)	$4,816,804

Mutual fund	1,864,296	-	(39,450)	1,824,846

Certificates of deposits & Treasury bills	333,029	-	-	333,029

July 2, 2017
Equity securities	$1,279,914	$3,996,702	$(4,298)	$5,272,318

Mutual fund	2,800,144	17,248	-	2,817,392

Certificates of deposits	133,922	-	-	133,922

During fiscal 2018 and fiscal 2017, the Company had certain equity securities with cumulative unrealized losses of $8,398 and $4,298 respectively.

	Less than 12 months		12 Months or greater		Total
July 1, 2018	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$711	$(479)	$1,608	$(7,919)	$2,319	$(8,398)

	Less than 12 months		12 Months or greater		Total
July 2, 2017	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Equity securities	$-	$-	$5,229	$(4,298)	$5,299	$(4,298)

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	135
Uniti shares	815

On May 25, 2018, Windstream completed a 1-for-5 reverse split reducing Bowl America’s holdings to 135 shares. On July 10, 2017 Frontier Communications completed a 1-for-15 reverse stock split reducing Bowl America’s holdings to 300 shares.

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

The fair value of these assets as of July 1, 2018 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	July 1, 2018	July 1, 2018

Equity securities	$4,816,804	$-	$-	$(455,514)	$3,536,890

Mutual fund	1,824,846	-	-	(62,572)	(39,450)

Certificates of deposits	-	333,029	-	-	-
TOTAL	$6,641,650	$333,029	-	$(518,086)	$3,497,440

The fair value of these assets as of July 2, 2017 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	July 2, 2017	July 2, 2017

Equity securities	$5,272,318	$-	$-	$(729,508)	$3,992,404

Mutual fund	2,817,392	-	-	(91,507)	17,248

Certificates of deposits	-	133,922	-	-	-
TOTAL	$8,089,710	$133,922	-	$(821,015)	$4,009,652

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4. LAND, BUILDINGS, AND EQUIPMENT

Land, buildings, and equipment, at cost, consisted of the following:

	July 1, 2018	July 2, 2017
Buildings	$18,666,152	$18,666,152
Leasehold and building improvements	8,223,932	8,168,717
Bowling lanes and equipment	22,490,960	22,418,775
Land	10,510,308	10,510,308
Amusement games	17,519	17,519
Bowling lanes and equipment not yet in use	53,803	57,916
Total Land, Buildings, and Equipment	59,962,674	59,839,387
Less accumulated depreciation and amortization	41,264,023	40,978,609
Land, Buildings, and Equipment, net	$18,698,651	$18,860,778

Depreciation and amortization expense for buildings and equipment for fiscal years 2018 and 2017 was $946,106, and $973,849, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for increases in real estate taxes.

At July 1, 2018, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2019	$318,000
2020	33,834
Total minimum lease payments	$351,834

Net rent expense was as follows:

	For the Years Ended
	July 1, 2018	July 2, 2017

Minimum rent under operating leases	$318,000	$318,000
Excess percentage rents	-	-
Net rent expense	$318,000	$318,000

Purchase Commitments

The Company's purchase commitments at July 1, 2018 are for materials, supplies, services and equipment as part of the normal course of business. Subsequent to year end the Company entered into an agreement to upgrade the automatic scoring sytem at one location at an approximate cost of $275,000.

6. PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended July 1, 2018 and July 2, 2017, contributions in the amounts of $113,000 and $90,000, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The ESOP plan provides for Company contributions as determined by the Board of Directors. The Company contributed $113,000 for fiscal year 2018 and $90,000 for fiscal year 2017. The Company has no defined benefit plan or other post retirement plan.

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

The Company had no material unrecognized tax positions at July 1, 2018 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after June 29, 2014 are still open to examination by those relevant taxing authorities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act includes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.  For fiscal 2018, the Company recorded its income tax provision based on a blended U.S. statutory tax rate of 27.5 percent, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act.  The statutory tax rate of 21 percent will apply for fiscal 2019 and beyond.

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

During the second quarter of fiscal 2018, the Company recorded a provisional discrete tax benefit of $604,190 related to the Tax Act.  The Company adjusted its U.S. deferred tax liabilities by $604,190 due to the reduction in the U.S. federal corporate tax rate.  At July 1, 2018, the Company has finalized the reduction in deferred tax liabilities as $651,807 which increased the year to date earnings per share by approximately $.13 cents. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax liabilities.

The significant components of the Company's deferred tax assets and liabilities were as follows:

	July 1, 2018	July 2, 2017
Deferred tax assets:
Other	$20,723	$8,162
Total deferred tax assets	20,723	8,162
Deferred tax liabilities:
Land, buildings, and equipment	418,254	521,818
Unrealized gain on available-for-sale securities	905,056	1,529,585
Prepaid expenses and other	9,110	(15,582)
Total deferred tax liabilities	1,332,420	2,035,821
Net deferred income taxes	$1,311,697	$2,027,659

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2018	2017
Taxes computed at statutory rate	27.5%	34.0%
State income taxes, net of Federal income tax benefit	3.6	3.2
Dividends received exclusion	(1.0)	(1.8)
Tax rate adjustment for change in tax law	(14.8)	-
All other net	(1.3)	(1.0)
Net effective rate	14.0%	34.4%

8. STOCKHOLDERS' EQUITY

The Class A shares have one vote per share. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At July 1, 2018, and July 2, 2017, the Company had $34,799 in employee loans related to the issuance of shares, respectively. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 2% to 2.5% and are payable over a term of three years from the date of the agreements which range from 2017 to 2018. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION

Deferred compensation payable was a total of $19,431 at July 1, 2018, and $24,639 at July 2, 2017. The current portion of these amounts is $1,991 at July 1, 2018, and $6,226 at July 2, 2017, and is included in accrued expenses.