Form 10-K/A
period 2018-07-01
BOWL AMERICA INC
filed 2018-10-15
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

     This Amendment No. 1 to the Form 10-K of Bowl America Incorporated, for the year ended July 1, 2018, as filed with the Securities and Exchange Commission on September 27, 2018 (the “Original Filing”) is being filed solely to correct scrivener's errors in the Original Filing with respect to (i) the Earnings from continuing operations for the year ended July 1, 2018 on page 14, (ii) the Balance of Class A shares for the year ended July 3, 2016 on page 18 and (iii) the Balance of Additional Paid-In Capital for the year ended July 2, 2017 on page 18.  Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC, we are also including new certifications by our Chief Executive Officer and Chief Financial Officer (as Exhibits 31.1, 31.2 and 32)..

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

Date: October 15, 2018

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Financial Officer,

Senior Vice President

Principal Financial and Accounting Officer

Date: October 15, 2018

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Leslie H. Goldberg

Leslie H. Goldberg

President, Principal Executive

& Operating Officer and Director

Date: October 15, 2018

/s/ Ruth Macklin Ruth Macklin Senior Vice President, Secretary, Treasurer and Director	/s/ Cheryl A. Dragoo Cheryl A Dragoo Senior Vice President, Principal Financial & Accounting Officer and Director

Date: October 15, 2018	Date: October 15, 2018

/s/ Allan L. Sher Allan L. Sher Director	/s/ Merle Fabian Merle Fabian Director

Date: October 15, 2018	Date: October 15, 2018

/s/ Arthur H. Bill Arthur H. Bill Director	/s/ Nancy Hull Nancy E. Hull Director

Date: October 15, 2018	Date: October 15, 2018

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

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	July 1,	July 2,	July 3,	June 28,	June 29,
	2018	2017	2016	2015	2014
Operating revenues	$24,770,884	$23,932,504	$24,097,862	$23,124,541	$22,780,017
Operating expenses	20,751,639	20,670,929	21,226,560	21,214,632	21,581,531
(Loss) gain on disposal of land, building and Equipment	(3,306)	77,972	(10,035)	(3,854)	8,820
Interest, dividend and other income	387,531	412,299	449,998	494,645	662,693
Interest expense	-	6,296	-	-	-
Earnings from continuing operations before provision for income taxes	4,403,470	3,745,550	3,311,265	2,400,700	1,869,999
Provision for income taxes	617,485	1,294,440	1,160,240	760,471	496,831
Earnings from continuing operations	$3,785,985	$2,451,110	$2,151,025	$1,640,229	$1,373,168
(Loss) gain from discontinued operations - net of tax	-	-	-	-	(2,774)
Net Earnings	$3,785,985	$2,451,110	$2,151,025	$1,640,229	$1,370,394

Weighted average shares outstanding- Basic & Diluted	5,160,971	5,160,971	5,160,971	5,160,971	5,160,971

Earnings per share-Basic & diluted
Continuing operations	$.73	$.48	$.42	$.32	$.27
Discontinued operations	.00	.00	.00	.00	.00
Net earnings per share-Basic & diluted	$.73	$.48	$.42	$.32	$.27

Net cash provided by operating activities	$3,999,109	$3,128,551	$3,441,813	$3,052,817	$2,053,510

Cash dividends paid	$3,509,460	$3,509,460	$3,509,461	$3,509,460	$3,406,243
Cash dividends paid Per share - Class A	$0.68	$0.68	$0.68	$0.68	$0.66
- Class B	$0.68	$0.68	$0.68	$0.68	$0.66

Total assets	$28,909,126	$29,618,151	$31,851,135	$32,062,409	$34,363,780

Stockholders' equity	$24,483,675	$24,586,393	$26,149,342	$26,974,079	$28,978,731

Net book value per share	$4.74	$4.76	$5.07	$5.23	$5.61

Net earnings as a % of beginning stockholders' equity	15.4%	9.4%	8.0%	5.7%	4.4%

Lanes in operation	726	726	726	726	726
Centers in operation	18	18	18	18	18

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

Purchase Commitments

The Company's purchase commitments at July 1, 2018 are for materials, supplies, services and equipment as part of the normal course of business. Subsequent to year end the Company entered into an agreement to upgrade the automatic scoring system at one location at an approximate cost of $275,000.

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