Form 10-Q
period 2018-09-30
BOWL AMERICA INC
filed 2018-11-13
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2018

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
November 10, 2018
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended
	September 30,	October 1,
	2018	2017
Operating Revenues:
Bowling and other	$3,833,291	$3,748,270
Food, beverage and merchandise sales	1,608,177	1,515,483
Total Operating Revenue	5,441,468	5,263,753

Operating Expenses:
Employee compensation and benefits	2,741,653	2,683,871
Cost of bowling and other services	1,536,746	1,467,908
Cost of food, beverage and merchandise sales	483,527	472,887
Depreciation and amortization	232,130	236,084
General and administrative	207,660	206,628
Total Operating Expenses	5,201,716	5,067,378

Operating Income	239,752	196,375
Interest, dividend and other income	105,421	104,017
Change in value of investments	238,278	-
Earnings before provision for income tax	583,451	300,392

Provision for income tax	143,070	105,200

Net Income	$440,381	$195,192

Net Earnings per share-basic & diluted	.09	.04

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$877,365	$877,365

Per share, dividends paid, Class A	$.17	$.17

Per share, dividends paid, Class B	$.17	$.17

The operating results for the thirteen (13) week period ended September 30, 2018 are not necessarily indicative of results to be expected for the year. See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended
	September 30,	October 1,
	2018	2017

Net Income	$440,381	$195,192
Other comprehensive earnings-net of tax
Unrealized gain on available-for-sale securities net of tax of $90,594	-	147,185

Reclassification adjustment for gain included in net gain, net of tax of $2,167	-	(3,520)

Comprehensive Earnings	$440,381	$338,857

The operating results for the thirteen (13) week period ended September 30, 2018 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30,	July 1,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,010,508	$1,008,433
Short-term investments	233,907	333,029
Marketable investment securities	6,893,444	6,641,650
Inventories	560,609	490,456
Prepaid expenses and other	331,183	760,561
Income taxes refundable	136,298	192,298
TOTAL CURRENT ASSETS	9,165,949	9,426,427
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $41,486,020 and $41,264,023	18,474,210	18,698,651
OTHER ASSETS:
Cash surrender value-life insurance	717,733	717,733
Other	66,315	66,315
TOTAL OTHER ASSETS	784,048	784,048
TOTAL ASSETS	$28,424,207	$28,909,126

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$421,004	$806,487
Accrued expenses	720,165	1,107,226
Dividends payable	903,170	877,365
Other current liabilities	969,775	305,236
TOTAL CURRENT LIABILITIES	3,014,114	3,096,314
LONG-TERM DEFERRED COMPENSATION	17,440	17,440
DEFERRED INCOME TAXES	1,371,767	1,311,697
TOTAL LIABILITIES	4,403,321	4,425,451

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	-	2,102,745
Retained earnings	15,650,681	14,010,725
TOTAL STOCKHOLDERS' EQUITY	24,020,886	24,483,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,424,207	$28,909,126

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	September 30,	October 1,
	2018	2017
Cash Flows From Operating Activities
Net income	$440,381	$195,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,130	236,084
Increase in deferred taxes	60,070	-
Unrealized gain on marketable securities	(238,278)	-
Net purchases of marketable securities	(13,515)	-
Gain on sale of available-for-sale securities	-	(8,531)
Changes in assets and liabilities
Increase in inventories	(70,153)	(29,473)
Decrease in prepaid & other	429,378	195,030
Increase in income taxes refundable	-	(115,257)
Decrease in accounts payable	(385,483)	(264,676)
Decrease in accrued expenses	(387,061)	(271,453)
Increase (decrease) in income taxes payable	56,000	(22,543)
Increase in other current liabilities	664,539	576,603
Net cash provided by operating activities	788,008	490,976

Cash Flows From Investing Activities
Net expenditures for land, building and equipment	(7,689)	(388,124)
Net sales & maturities (purchases) of short-term investments	99,121	(21)
Proceeds from sale of securities	-	1,000,000
Net purchases of marketable securities	-	(15,879)
Net cash provided by investing activities	91,432	595,976

Cash Flows From Financing Activities
Payment of cash dividends	(877,365)	(877,365)
Net cash used in financing activities	(877,365)	(877,365)

Net Change in Cash and Equivalents	2,075	209,587

Cash and Cash Equivalents, Beginning of period	1,008,433	604,671

Cash and Cash Equivalents, End of period	$1,010,508	$814,258

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$27,000	$243,000

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended

September 30, 2018

(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheets as of July 1, 2018 has been derived from the Company's audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2018.

2.  Investments

     The Company’s investments are categorized as current assets. Short-term investments consist of certificates of deposits and treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at September 30, 2018 and July 1, 2018 were as follows:

September 30, 2018 Description	Fair Value	Cost basis	Unrealized Gain (Loss)
Short-term investments	$233,907	$233,907	$-
Equity securities	$5,071,199	$1,279,914	$3,791,285
Mutual funds	$1,822,245	$1,877,811	$(55,566)
July 1, 2018 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$333,029	$333,029	$-
Equity securities	$4,816,804	$1,279,914	$3,536,890
Mutual funds	$1,824,846	$1,864,296	$(39,450)

The fair values of the Company’s investments were determined as follows:

September 30, 2018		Significant
Description	Quoted Price for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury Bills	$-	$233,907	$-
Equity securities	5,071,199	-	-
Mutual funds	1,822,245	-	-

Total	$6,893,444	$233,907	$-
July 1, 2018		Significant
Description	Quoted Price for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$333,029	$-
Equity securities	4,816,804	-	-
Mutual funds	1,824,846	-	-

Total	$6,641,650	$333,029	$-

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
Uniti shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	135

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

3.  Commitments and Contingencies

The Company’s purchase commitments at September 30, 2018, are for materials, supplies, services and equipment as part of the normal course of business. During the quarter the Company entered into an agreement to upgrade the automatic scoring system at one location at an approximate cost of $275,000. On October 26, 2018 the Company signed an agreement to sell vacant land for $1,100,000, subject to a forty-five day inspection period and other standard closing contingencies. The agreement is cancelable.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors. The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

    In January 2016, the Financial Accounting Standards Board (FASB) issued guidance on equity securities that requires entities to recognize changes in unrealized gains and losses on equity securities in income in the current period unless the entity is recording the related investment under the equity method or consolidating the related entity. The Company adopted this standard effective July 2, 2018. The Company is also reclassifying all of its marketable equity securities as current assets on consolidated balance sheets. The following table summarizes the impact of the adoption on accumulated other comprehensive earnings and retained earnings:

Amount
Accumulated other comprehensive earnings, 7/2/2018	$2,102,745
Reclassification to retained earnings of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax $1,394,695	(2,102,745)
Accumulated other comprehensive earnings as adjusted, 7/2/2018	-

Retained earnings, 7/2/2018	14,010,725
Reclassification from accumulated other comprehensive income of cumulative effect adjustment to initially apply new accounting guidance for equity investments which were previously classified as available-for-sale, net of tax, $1,394,695	2,102,745
Retained earnings as adjusted, 7/2/2018	$16,113,470

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

    In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which creates a single, comprehensive revenue recognition model for all contracts with customers. Under this ASU and subsequently issued amendments, an entity should recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-9 may be adopted either retrospectively or on a modified retrospective basis. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The FASB permits early adoption of the standard, but not before the original effective date of December 15, 2016. The Company adopted the standard effective July 2, 2018 and determined there was no material effect on the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan. A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization, to provide a secure source of income and to provide a predictable return to its owners. For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth. The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation, however, the stocks held by the Company have historically had relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks. The Company considers that this diversity also provides a measure of safety of principal.

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales and over $5,000,000 in dividends, the majority of which were tax favored in the form of exclusion from federal taxable income. While the exclusion continues into this fiscal year the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent excludable. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on September 30, 2018 was approximately $5.1 million. The value of securities held at July 1, 2018 was approximately $4.8 million. Effective July 2, 2018 these securities have been reclassified to current assets from long-term marketable securities.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. At September 30, 2018, the value was approximately $1,822,000.

Short-term investments including Certificates of Deposits, Treasury Bills and cash and cash equivalents totaled $233,907 at September 30, 2018 compared to $333,029 at July 1, 2018.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

During the three-month period ended September 30, 2018, the Company expended approximately $8,000 for the purchase of building, entertainment and restaurant equipment. The Company has no current plans to obtain additional third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accounts Payable were attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At September 30, 2018, league deposits of approximately $746,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended September 30, 2018 was $788,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $877,000, or $.17 per share, were paid to shareholders during the three-month period ended September 30, 2018. In September 2018, the Company declared an increase in the regular quarterly dividend to $.175 per share, payable November 14, 2018. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal quarters ended September 30, 2018 and October 1, 2017, and the dollar and percentage changes therein.

	Thirteen weeks ended
	September 30, 2018 and October 1, 2017
	Dollars in thousands
	2018	2017	Change	% Change
Operating Revenues:
Bowling and other	$3,833	$3,748	$85	2.3
Food, beverage and merchandise sales	1,608	1,516	92	6.0
	5,441	5,264	177	3.3
Operating Expenses:
Employee Compensation and benefits	2,741	2,684	57	2.1
Cost of bowling and other services	1,537	1,468	69	4.7
Cost of food, beverage and merchandise sales	483	473	10	2.1
Depreciation and amortization	232	236	(4)	(1.7)
General and administrative	208	207	1	0.5
	5,201	5,068	133	2.6

Operating income	240	196	44	22.4

Interest, dividend and other income	105	104	1	1.0
Change in market value of marketable securities	238	-	238	100.0
Earnings before income taxes	583	300	283	94.3
Income taxes	143	105	38	36.2

Net Earnings	$440	$195	$245	125.6

For the thirteen week period ended September 30, 2018 net income was $440,000 or $.09 per share. Excluding the income for the change in marketable securities net of tax, net income was $262,000 or $.05 per share. For the thirteen week period ended October 1, 2017 net income was $195,000 or $.04 per share. Eighteen locations were in operation in both the current and prior year quarters. In September 2017 Hurricane Irma caused a two day closure of our Florida locations although the properties did not sustain damage. The bowling business is seasonal and the first quarter which includes summer months is typically the slowest. In both the current and prior year periods, the increase in open play bowling revenue more than offset a decline in league revenue resulting in an overall increase in bowling revenue. The operating results for the fiscal 2019 period included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues increased 3.3% or $177,000 to $5,441,000 in the thirteen-week period ended September 30, 2018, compared to an increase of 3.9% or $200,000 to $5,264,000 in the three-month period ended October 1, 2017.  Bowling and other revenue increased $85,000 or 2.3% in the current year fiscal quarter compared to an increase of $171,000 or 4.8% in the comparable prior year quarter. Food, beverage and merchandise sales were up $92,000 or 6% in the current year quarter due to increased traffic, compared to an increase of $29,000 or 2.0% in the prior year comparable quarter.  Cost of sales increased $10,000 in the current year three-month period.

Operating Expenses

Operating expenses increased $133,000 or 2.6% to $5,201,000 in the three-month period ended September 30, 2018 compared to a decrease of $88,000 or 1.7% to $5,068,000 in the prior year quarter ended October 1, 2017.  Employee compensation and benefits were up $57,000 or 2.1% and up $3,000 or 0.1% in the fiscal first quarters of 2019 and 2018, respectively. In the prior year group health insurance costs were lower due to changes in plan offerings with lower premiums.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $69,000 or 4.7% in the quarter ended September 30, 2018 versus a decrease of $1,000 or 0.1% in the comparable quarter ended October 1, 2017. Maintenance and repair costs increased $11,000 or 5.6% and declined $2,000 or 1.0% in the current year and prior year quarters, respectively. Both the current and prior year periods included roof and building repairs at several locations. Advertising costs increased $21,000 or 26% in the quarter ended September 30, 2018. Utility costs were down $8,000 or 2% in the current period versus an increase of $3,000 or 0.9% in the prior year quarter. Supplies and services expenses were flat in the current period and down $21,000 or 11% in the prior year period.

Depreciation and amortization expense was down 1.7% in the three-month period ended September 30, 2018 as a large group of assets have reached full depreciation. Increased capital purchases in the current year will result in a smaller decline in depreciation expense in future quarters.

The first quarter of the fiscal year is seasonally the slowest and the quarter ended September 30, 2018 resulted in net operating income of $240,000 versus operating income of $196,000 in the prior year period.

Interest, Dividend and Other Income

Interest, dividend and other income increased $1,000 to $105,000 in the three month period ended September 30, 2018.

Income taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. Taxes for the quarter ended September 30, 2018 reflect the reduced rate.

CRITICAL ACCOUNTING POLICIES

Management has identified accounting for marketable investment securities as a critical accounting policy due to the significance of the amounts included in the Company’s balance sheet under the captions of Short-term investments and Marketable investment securities. The Company exercises judgment in determining their fair value. The Company records these investments at their fair value with the unrealized gain or loss recorded in income or loss in the current period.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 30, 2018. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 13, 2018 (furnished herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended September 30, 2018 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 13, 2018	By: /s/ Leslie H Goldberg
Leslie H. Goldberg, President

Date: November 13, 2018	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Controller