Form 10-Q
period 2018-12-30
BOWL AMERICA INC
filed 2019-02-13
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2018

COMMISSION FILE NUMBER: 001-7829

BOWL AMERICA INCORPORATED

(Exact name of registrant as specified in its charter)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S.Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia  22312

(Address of principal executive offices)(Zip Code)

(703) 941-6300

(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “ large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
February 9, 2019
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2018	2017	2018	2017
Operating Revenues:
Bowling and other	$4,409,647	$4,484,745	$8,242,938	$8,233,015
Food, beverage and merchandise sales	1,918,298	1,883,777	3,526,475	3,399,260
Total Operating Revenues	6,327,945	6,368,522	11,769,413	11,632,275

Operating Expenses:
Employee compensation and benefits	2,761,736	2,720,700	5,503,389	5,404,571
Cost of bowling and other services	1,506,687	1,508,075	3,043,433	2,975,983
Cost of food, beverage and merchandise sales	521,691	574,338	1,005,218	1,047,225
Depreciation and amortization	246,800	238,026	478,930	474,110
General and administrative	223,579	229,403	431,239	436,031
Total Operating Expenses	5,260,493	5,270,542	10,462,209	10,337,920

Operating Income	1,067,452	1,097,980	1,307,204	1,294,355
Interest, dividend and other income	91,168	81,449	196,589	185,466
Change in value of investments	(432,113)	-	(193,835)	-

Earnings before provision for income taxes	726,507	1,179,429	1,309,958	1,479,821
Provision for income taxes (benefit)	169,065	(257,305)	312,135	(152,105)

Net Earnings	$557,442	$1,436,734	$997,823	$1,631,926

Earnings per share-basic & diluted	$.11	$.28	$.19	$.32

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$903,170	$877,365	$1,780,535	$1,754,730

Per share, dividends paid, Class A	$.175	$.17	$.345	$.34

Per share, dividends paid, Class B	$.175	$.17	$.345	$.34

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 30, 2018 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2018	2017	2018	2017

Net Earnings	$557,442	$1,436,734	$997,823	$1,631,926
Other comprehensive earnings- net of tax
Unrealized gain on available- for-sale securities net of tax of $598 for 13 weeks and $91,192 for 26 weeks		1,775		148,960
Reclassification adjustment for gain included in Net Income net of tax of $2,167		-		(3,520)

Comprehensive earnings	$557,442	$1,438,509	$997,823	$1,777,366

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 30, 2018 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	December 30,	July 1,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,639,081	$1,008,433
Short-term investments	232,972	333,029
Marketable investment securities	6,475,527	6,641,650
Inventories	562,571	490,456
Prepaid expenses and other	152,124	760,561
Income taxes refundable	207,898	192,298
TOTAL CURRENT ASSETS	9,270,173	9,426,427
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $41,524,358 and $41,264,023	18,528,317	18,698,651
OTHER ASSETS:
Cash surrender value-life insurance	717,733	717,733
Other	66,315	66,315
TOTAL OTHER ASSETS	784,048	784,048
TOTAL ASSETS	$28,582,538	$28,909,126

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$465,584	$806,487
Accrued expenses	610,063	1,107,226
Dividends payable	903,170	877,365
Other current liabilities	1,665,731	305,236
TOTAL CURRENT LIABILITIES	3,644,548	3,096,314
LONG-TERM DEFERRED COMPENSATION	-	17,440
DEFERRED INCOME TAXES	1,262,832	1,311,697
TOTAL LIABILITIES	4,907,380	4,425,451

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	-	2,102,745
Retained earnings	15,304,953	14,010,725
TOTAL STOCKHOLDERS' EQUITY	23,675,158	24,483,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,582,538	$28,909,126

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	December 30,	December 31,
	2018	2017
Cash Flows From Operating Activities
Net earnings	$997,823	$1,631,926
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	478,930	474,110
Decrease in deferred taxes	(48,865)	-
Unrealized loss on marketable securities	193,835	-
Net purchases of marketable securities	(27,712)	-
Gain on sale of available-for-sale securities	-	(8,531)
Provisional estimate for reduction in deferred tax from tax act	-	(604,190)
Changes in assets and liabilities
Increase in inventories	(72,115)	(19,493)
Decrease in prepaid & other	608,437	42,905
Decrease in accounts payable	(340,903)	(201,480)
Increase in income taxes refundable	(15,600)	-
Decrease in accrued expenses	(497,163)	(407,120)
Decrease in income taxes payable	-	(48,115)
Decrease in long-term deferred compensation	(17,440)	-
Increase in other current liabilities	1,360,495	1,288,798
Net cash provided by operating activities	2,619,722	2,148,810

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(308,596)	(676,271)
Net sales & maturities (purchases) of short-term investments	100,057	(42)
Proceeds from sale of available-for-sale securities	-	1,000,000
Purchases of marketable securities	-	(28,804)
Net cash (used in) provided by investing activities	(208,539)	294,883

Cash Flows From Financing Activities
Payment of cash dividends	(1,780,535)	(1,754,730)

Net cash used in financing activities	(1,780,535)	(1,754,730)

Net Increase in Cash and Equivalents	630,648	688,963

Cash and Equivalents, Beginning of period	1,008,433	604,671

Cash and Equivalents, End of period	$1,639,081	$1,293,634

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest	-	-
Income taxes	$376,600	$500,200

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twenty-six Weeks Ended

December 30, 2018

(Unaudited)

1.    Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of July 1, 2018 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

2.    Investments

The Company’s investments are categorized as current assets. Short-term investments consist of certificates of deposits and treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at December 30, 2018 and July 1, 2018 were as follows:

December 30, 2018 Description	Fair Value	Cost basis	Unrealized Gain (Loss)
Certificates of deposits and Treasury Bills	$232,972	$232,972	$-
Equity securities	$4,622,784	$1,279,914	$3,342,870
Mutual funds	$1,852,743	$1,892,008	$(39,265)
July 1, 2018 Description	Fair Value	Cost basis	Unrealized Gain
Certificates of deposits	$333,029	$333,029	$-
Equity securities	$4,816,804	$1,279,914	$3,536,890
Mutual funds	$1,824,846	$1,864,296	$(39,450)

The fair values of the Company’s investments were determined as follows:

December 30, 2018 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury Bills	$-	$232,972	$-
Equity securities	4,622,784	-	-
Mutual funds	1,852,743	-	-

Total	$6,475,527	$232,972	$-
July 1, 2018 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$333,029	$-
Equity securities	4,816,804	-	-
Mutual funds	1,824,846	-	-

Total	$6,641,650	$333,029	$-

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
Uniti shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	135

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

3.    Commitments and Contingencies

The Company’s purchase commitments at December 30, 2018, are for materials, supplies, services and equipment as part of the normal course of business. On October 26, 2018 the Company signed an agreement to sell vacant land for $1,100,000, subject to an inspection period and other standard closing contingencies. The potential buyer terminated the agreement during the inspection period without liability to either party.

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

With the exception of 13,120 shares of Verizon, the equity securities in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,000,000 in dividends, the majority of which received favorable tax treatment in the form of a dividends received deduction from federal taxable income. While the deduction continues into this fiscal year, the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent deductible. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on December 30, 2018 was approximately $4,623,000 and on July 1, 2018 was approximately $4,817,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. At December 30, 2018, the value was approximately $1,853,000 and at July 1, 2018, the value was $1,825,000.

Short-term investments, including Certificates of Deposits, Treasury Bills and cash and cash equivalents totaled $233,000 at the end of the fiscal second quarter of 2019 compared to $333,000 at July 1, 2018.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the six-month period ended December 30, 2018, the Company expended approximately $309,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and has no plans to obtain third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 30, 2018, league deposits of approximately $1,369,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended December 30, 2018 was $2,620,000 which, along with cash on hand was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $903,000, or $.175 per share, were paid to shareholders during the quarter ended December 30, 2018, and the six months total was approximately $1,781,000 or $.345 per share.   In December 2018 the Company declared a regular quarterly dividend of $.175 per share, payable February 20, 2019 to shareholders of record on January 10, 2019. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. While bowling has the advantage of being an entertainment that is close to home and relatively inexpensive, new forms of sports and entertainment are offered to the public continually creating challenges, but our response is helped by having the resources to be able to promote the sport. Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  The Company operates primarily in the Washington, DC area where its business is vulnerable to sequestration, government shutdowns or other downsizing of the federal government.

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended December 30, 2018, and December 31, 2017, and the dollar and percentage changes therein.

	Thirteen weeks ended
	December 30, 2018 and December 31, 2017
	Dollars in thousands
	12/30/ 2018	12/31/ 2017	Change	% Change
Operating Revenues:
Bowling and other	$4,410	$4,485	$(75)	(1.7)
Food, beverage and merchandise sales	1,918	1,884	34	1.8
Total Operating Revenue	6,328	6,369	(41)	(.6)
Operating Expenses:
Employee Compensation and benefits	2,762	2,721	41	1.5
Cost of bowling and other services	1,507	1,508	(1)	(.1)
Cost of food, beverage and merchandise sales	522	574	(52)	(9.0)
Depreciation and amortization	247	238	9	3.8
General and administrative	223	230	(7)	(3.0)
Total Operating Expenses	5,261	5,271	(10)	(.2)

Operating Income	1,067	1,098	(31)	(2.8)
Interest, dividend and other income	91	82	9	11.0
Change in value of marketable securities	(432)	-	(432)	(100.0)
Earnings before taxes	726	1,180	(454)	(38.5)
Income taxes (benefit) provision	169	(257)	(426)	(165.8)
Net Earnings	$557	1,437	(880)	(61.2)

	Twenty-six weeks ended
	December 30, 2018 and December 31, 2017
	Dollars in thousands
	12/30/2018	12/31/ 2017	Change	% Change
Operating Revenues:
Bowling and other	$8,243	$8,233	$10	.1
Food, beverage and merchandise sales	3,526	3,399	127	3.7
Total Operating Revenues	11,769	11,632	137	1.2
Operating Expenses:
Employee Compensation and benefits	5,503	5,405	98	1.8
Cost of bowling and other services	3,044	2,976	68	2.3
Cost of food, beverage and merchandise sales	1,005	1,047	(42)	(4.0)
Depreciation and amortization	479	474	5	1.1
General and administrative	431	436	(5)	(1.1)
Total Operating Expenses	10,462	10,338	124	1.2

Operating income	1,307	1,294	13	1.0
Interest, dividend and other income	197	186	11	5.9
Change in value of marketable securities	(194)	-	(194)	(100.0)
Earnings before taxes	1,310	1,480	(170)	(11.5)
Income taxes (benefit) provision	312	(152)	(464)	(305.3)
Net Earnings	$998	$1,632	$(634)	(38.8)

Net earnings were $557,442 or $.11 per share for the thirteen week period and $997,823 or $.19 per share for the twenty-six week period ended December 30, 2018 which include decreases of $432,000 and $194,000 in the value of marketable securities, respectively, attributable to the above-discussed change in accounting standards effective July 2, 2018.

For the thirteen-week and twenty-six periods ended December 31, 2017, net earnings were $1,436,734 or $.28 per shares and $1,631,926 or $.32 per share, respectively, helped by a one time required adjustment to the Company’s deferred tax account due to the Tax Act. Eighteen centers were in operation in both the current and prior year periods. In addition, both the current and prior year periods included the holiday week between Christmas and New Year’s Day. The operating results for fiscal 2019 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues decreased $41,000 to $6,328,000 in the quarter ended December 30, 2018 compared to an increase of $134,000 to $6,369,000 in the three-month period ended December 31, 2017.  The current fiscal six-month period operating revenues were up $137,000 versus an increase of $333,000 in the comparable six-month period a year ago.  Bowling and other revenue decreased $75,000 in the quarter and increased $10,000 year-to-date for the periods ended December 30, 2018 versus increases of $106,000 in the quarter and of $277,000 for the six-month period ended December 31, 2017.

Food, beverage and merchandise sales increased $34,000 or 1.8% in the current year quarter and were up $127,000 or 3.7% in the six-month period.  Cost of sales decreased 9.0% in the current fiscal three month period and 4.0% for the six month period ended December 30, 2018.

Operating Expenses

Operating expenses were down $10,000 or 0.2% in the current three month period and increased $124,000 or 1.2% in six-month period versus decreases of  $2,000 and $91,000 or less than 1% in the three and six month periods, respectively, last year.  In the three and six month periods ended December 30, 2018, employee compensation and benefits were up $41,000 or 1.5% and $98,000 or 1.8%, respectively, in part the result of the tight labor market and increased overtime. Group health insurance costs decreased 8.5% as a result of lower participation. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $68,000 or 2.3% and $36,000 or 2.4% in the six-month periods ended December 30, 2018, and December 31, 2017, respectively. In the twenty-six weeks ended December 30, 2018, maintenance and repair costs increased $14,000 or 3.3%. Advertising costs during the current year twenty-six week period ended December 30 2018, were up $16,000 or 8.9%. For the fiscal six month period ended December 30, 2018 utility costs were down 0.2%. Supplies and services expenses were down $13,000 or 3.8% in the current year six-month period.

Insurance expense excluding health insurance increased 1.5% in the current year-to-date period versus an increase of 5.0% in last year’s comparable period.

Depreciation and amortization expense increased 1.1% in the current six-month period and decreased 16.5% in the prior year six-month period.

As a result of the above, the first six-month period of fiscal 2019 resulted in operating income of $1,307,000 compared to operating income of $1,294,000 in the prior year comparable six-month period.

Interest, Dividend and Other Income

Interest, dividend and other income increased $11,000 in the fiscal 2019 six-month period and decreased $19,000 in the comparable 2018 year-to-date period.

Income Taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. Taxes for the fiscal 2019 periods reflect the reduced federal rate resulting in an effective tax rate of approximately 24%. In fiscal 2018’s comparable periods the provisions call for a blended tax rate for fiscal year companies resulting in an effective rate of approximately 30.5%. In addition the Tax Act required an adjustment to the Company’s deferred tax account in the second quarter of fiscal 2018 resulting in credits to income tax expense for both the quarter and six month period. During the second quarter of the prior fiscal year the Company recorded provisional discrete tax benefits of $ 604,190 related to the Tax Act.  The resulting adjustment increased the prior year quarter and year to date earnings per share by 11.7 cents

CRITICAL ACCOUNTING POLICIES

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Interim Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 30, 2018. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 30, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued February 13, 2019 (furnished herewith)

31	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended December 30, 2018 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 13, 2019	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, Interim CEO and CFO