Form 10-Q
period 2019-03-31
BOWL AMERICA INC
filed 2019-05-14
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2019

COMMISSION FILE NUMBER: 001-7829

BOWL AMERICA INCORPORATED

(Exact name of registrant as specified in its charter)

MARYLAND	54-0646173
(State of Incorporation)	(I.R.S.Employer Identification No)

6446 Edsall Road, Alexandria, Virginia  22312

(Address of principal executive offices)(Zip Code)

(703) 941-6300

(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405) of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Shares Outstanding at
May 10, 2019
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock (par value $.10)	BWL-A	NYSE American

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 31,	April 1,	March 31,	April 1,
	2019	2018	2019	2018
Operating Revenues:
Bowling and other	$5,258,124	$5,423,321	$13,501,062	$13,656,336
Food, beverage and merchandise sales	2,184,623	2,202,898	5,711,098	5,602,158
Total Operating Revenues	7,442,747	7,626,219	19,212,160	19,258,494

Operating Expenses:
Employee compensation and benefits	2,843,147	2,801,415	8,346,536	8,205,986
Cost of bowling and other services	1,583,435	1,547,889	4,626,868	4,523,872
Cost of food, beverage and merchandise sales	629,794	611,579	1,635,012	1,658,804
Depreciation and amortization	240,294	238,026	719,224	712,136
General and administrative	232,678	226,641	663,917	662,672
Total Operating Expenses	5,529,348	5,425,550	15,991,557	15,763,470

Operating Income	1,913,399	2,200,669	3,220,603	3,495,024
Interest, dividend and other income	101,150	107,130	297,739	292,596
Change in value of investments	367,820	-	173,985	-
Earnings before provision for income taxes	2,382,369	2,307,799	3,692,327	3,787,620

Provision for income taxes	576,126	705,000	888,261	552,895

Net Earnings	$1,806,243	$1,602,799	$2,804,066	$3,234,725

Earnings per share-basic & diluted	$.35	$.31	$.54	$.63

NET EARNINGS PER SHARE	$.35	$.31	$.54	$.63

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$903,170	$877,365	$2,683,706	$2,632,095

Per share, dividends paid, Class A	$.175	$.17	$.52	$.51

Per share, dividends paid, Class B	$.175	$.17	$.52	$.51

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 31, 2019 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 31,	April 1,	March 31,	April 1,
	2019	2018	2019	2018

Net Earnings	$1,806,243	$1,602,799	$2,804,066	$3,234,725
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available- for-sale securities net of tax (benefit) of ($132,929) for 13 weeks, and ($41,737) for 39 weeks	-	(394,356)	-	(245,396)
Reclassification adjustment for loss (gain) included in Net Income net of tax (benefit) of ($2,167)	-	-	-	(3,520)

Comprehensive earnings	$1,806,243	$1,208,443	$2,804,066	$2,985,809

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 31, 2019 are not necessarily indicative of results to be expected for the year.

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed  Consolidated Balance Sheets

(Unaudited)

	As of
	March 31,	July 1,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,381,770	$1,008,433
Short-term investments	630,720	333,029
Marketable investment securities	6,857,904	6,641,650
Inventories	556,356	490,456
Prepaid expenses and other	543,368	760,561
Income taxes refundable	361,323	192,298
TOTAL CURRENT ASSETS	11,331,441	9,426,427
LAND, BUILDINGS & EQUIPMENT
Net of accumulated depreciation of $41,434,454 and $41,264,023	18,369,161	18,698,651
OTHER ASSETS:
Cash surrender value-life insurance	717,733	717,733
Other	67,315	66,315
TOTAL OTHER ASSETS	785,048	784,048
TOTAL ASSETS	$30,485,650	$28,909,126

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$552,430	$806,487
Accrued expenses	744,297	1,107,226
Dividends payable	903,170	877,365
Other current liabilities	2,351,965	305,236
TOTAL CURRENT LIABILITIES	4,551,862	3,096,314
LONG-TERM DEFERRED COMPENSATION	-	17,440
DEFERRED INCOME TAXES	1,355,558	1,311,697
TOTAL LIABILITIES	5,907,420	4,425,451

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings-
Unrealized gain on available-for-sale securities, net of tax	-	2,102,745
Retained earnings	16,208,025	14,010,725
TOTAL STOCKHOLDERS' EQUITY	24,578,230	24,483,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,485,650	$28,909,126

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	March 31,	April 1,
	2019	2018
Cash Flows From Operating Activities
Net earnings	$2,804,066	$3,234,725
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	719,224	712,136
Increase in deferred taxes	43,861	-
Unrealized gain on marketable investment securities	(173,985)	-
Net purchases of marketable investment securities	(42,269)	-
Gain on sale of available-for-sale securities	-	(8,531)
Provisional estimate for reduction in deferred tax from tax act	-	(604,190)
Changes in assets and liabilities
(Increase) decrease in inventories	(65,900)	32,543
Decrease in prepaid & other	216,193	64,173
(Decrease) increase in accounts payable	(254,057)	(76,920)
Decrease in accrued expenses	(362,929)	(311,170)
(Decrease) increase in income taxes payable	(169,025)	35,454
Decrease in long-term deferred compensation	(17,440)	-
Increase in other current liabilities	2,046,729	1,924,203
Net cash provided by operating activities	4,744,468	5,002,423

Cash Flows From Investing Activities
Expenditures for land, building and equip	(389,734)	(712,861)
Net (purchases) sales and maturities of short-term investments	(297,691)	(176)
Proceeds from sale of available-for-sale securities	-	1,000,000
Purchases of marketable securities	-	(141,095)
Net cash (used in) provided by
Investing activities	(687,425)	145,868

Cash Flows From Financing Activities
Payment of cash dividends	(2,683,706)	(2,632,095)

Net cash used in financing activities	(2,683,706)	(2,632,095)

Net Increase in Cash and Equivalents	1,373,337	2,516,196

Cash and Equivalents, Beginning of period	1,008,433	604,671

Cash and Equivalents, End of period	$2,381,770	$3,120,867

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$997,300	$1,119,800

See notes to condensed consolidated financial statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Weeks Ended

March 31, 2019

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

2.  Investments

     The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits and Treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at March 31, 2019 and July 1, 2018 were as follows:

March 31, 2019 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Certificates of deposits and Treasury bills	$630,720	$630,720	$-
Equity securities	$4,965,174	$1,279,914	$3,685,260
Mutual fund	$1,892,730	$1,906,564	$(13,834)
July 1, 2018 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Certificates of deposits	$333,029	$333,029	$-
Equity securities	$4,816,804	$1,279,914	$3,536,890
Mutual fund	$1,824,846	$1,864,296	$(39,450)

The fair values of the Company’s investments were determined as follows:

March 31, 2019 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury bills	$-	$630,720	$-
Equity securities	4,965,174	-	-
Mutual fund	1,892,730	-	-

Total	$6,857,904	$630,720	$-
July 1, 2018 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$333,029	$-
Equity securities	4,816,804	-	-
Mutual fund	1,824,846	-	-

Total	$6,641,650	$333,029	$-

The shares of common stock included in the equity securities portfolio as of March 31, 2019 were:

AT&T shares	82,112
Manulife shares	2,520
Uniti Group shares (formerly CSAL)	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	135

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

3. Commitments and Contingencies

The Company’s purchase commitments at March 31, 2019 are for materials, supplies, services and equipment as part of the normal course of business.

4.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other post-retirement plan.

5. New Accounting Standards

    In January 2016, the Financial Accounting Standards Board (FASB) issued guidance on equity securities that requires entities to recognize changes in unrealized gains and losses on equity securities in income in the current period unless the entity is recording the related investment under the equity method or consolidating the related entity. The Company adopted this standard effective July 2, 2018. The Company also reclassified all of its marketable equity securities as current assets on consolidated balance sheets. The following table summarizes the impact of the adoption on accumulated other comprehensive earnings and retained earnings:

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period.  The Company does not believe it will materially impact the disclosures.

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

With the exception of 13,120 shares of Verizon, the equity securities in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,000,000 in dividends, the majority of which received favorable tax treatment in the form of a dividends received deduction from federal taxable income. While the deduction continues into this fiscal year, the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent deductible. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on March 31, 2019 was approximately $4,965,000 and on July 1, 2018 was approximately $4,817,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. At March 31, 2019, the value was approximately $1,893,000 and at July 1, 2018, the value was $1,825,000.

Short-term investments, including Certificates of Deposits, Treasury Bills and cash and cash equivalents totaled $3,012,000 at the end of the fiscal third quarter of 2019 compared to $1,341,000 at July 1, 2018.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio weekly and any use of this reserve at its quarterly meetings.

In the nine-month period ended March 31, 2019, the Company expended approximately $389,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and has no plans to obtain third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At March 31, 2019, league deposits of approximately $1,946,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended March 31, 2019 was $4,744,000 which, along with cash on hand was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $903,000, or $.175 per share, were paid to shareholders during the quarter ended March 31, 2019, and the nine months total was approximately $2,684,000 or $.52 per share.   In March 2019 the Company declared a regular quarterly dividend of $.175 per share, payable May 15, 2019 to shareholders of record on April 18, 2019. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences.  Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. While bowling has the advantage of being an entertainment that is close to home and relatively inexpensive, new forms of sports and entertainment are offered to the public continually creating challenges, but our response is helped by having the resources to be able to promote the sport.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  The Company operates primarily in the Washington, DC area where its business is vulnerable to sequestration or other downsizing of the federal government. The Company currently operates 18 bowling centers, 16 of which are owned by the Company and 2 of which are leased centers. In March 2019, the Company elected not to renew the lease for its bowling center in Manassas due to the performance at the center. The lease terminates August 31, 2019.

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended March 31, 2019, and April 1, 2018, and the dollar and percentage changes therein.

	Thirteen weeks ended
	March 31, 2019 and April 1, 2018
	Dollars in thousands
	2019	2018	Change	% Change
Operating Revenues:
Bowling and other	$5,258	$5,423	$(165)	(3.0)
Food, beverage and merchandise sales	2,185	2,203	(18)	(0.8)
Total Operating Revenue	7,443	7,626	(183)	(2.4)
Operating Expenses:
Employee Compensation and benefits	2,843	2,801	42	1.5
Cost of bowling and other services	1,583	1,548	35	2.3
Cost of food, beverage and merchandise sales	630	611	19	3.1
Depreciation and amortization	240	238	2	0.8
General and administrative	233	227	6	2.6
Total Operating Expenses	5,529	5,425	104	1.9
Operating Income	1,914	2,201	(287)	(13.0)
Interest, dividend and other income	101	107	(6)	(5.6)
Change in value of marketable investment securities	367	-	367	100.0

Earnings before taxes	2,382	2,308	74	3.2
Income taxes	576	705	(129)	(18.2)
Net Earnings	$1,806	1,603	203	12.7

	Thirty-nine weeks ended
	March 31, 2019 and April 1, 2018
	Dollars in thousands
	2019	2018	Change	% Change
Operating Revenues:
Bowling and other	$13,501	$13,656	$(155)	(1.1)
Food, beverage and merchandise sales	5,711	5,602	109	1.9
Total Operating Revenues	19,212	19,258	(46)	(0.2)
Operating Expenses:
Employee Compensation and benefits	8,346	8,206	140	1.7
Cost of bowling and other services	4,627	4,524	103	2.3
Cost of food, beverage and merchandise sales	1,635	1,659	(24)	(1.5)
Depreciation and amortization	719	712	7	1.0
General and administrative	664	662	2	0.3
Total Operating Expenses	15,991	15,763	228	1.5
Operating income	3,221	3,495	(274)	(7.8)
Interest, dividend and other income	297	293	4	1.4
Change in value of marketable investment securities	174	-	174	100.0

Earnings before taxes	3,692	3,788	(96)	(2.5)
Income taxes	888	553	335	60.6
Net Earnings	$2,804	$3,235	$(431)	(13.3)

Net earnings were $1,806,243 or $.35 per share for the thirteen week period and $2,804,066, or $.54 per share for the thirty-nine week period ended March 31, 2019 and included increases of $367,820 and $173,985 in the fair value of marketable investment securities, respectively, attributable to the change in accounting standards effective July 2, 2018.

For the thirteen-week and thirty-nine week periods ended April 1, 2018, net earnings were $1,602,799 or $.31 per share and $3,234,725 or $.63 per share, respectively, helped by a one time required reporting adjustment to the Company’s deferred tax account due to the Tax Act. Eighteen centers were in operation in both the current and prior year quarters.

The operating results for fiscal 2019 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues decreased $183,000 to $7,443,000 in the most recent quarter compared to an increase of $135,000 to $7,626,000 in the three-month period ended April 1, 2018.  The current fiscal nine month period operating revenues were down $46,000 versus an increase of $468,000 in the comparable nine month period a year ago.  Bowling and other revenue decreased $165,000 in the quarter and $155,000 year-to-date for the periods ended March 31, 2019 versus increases of $124,000 in the quarter and $401,000 for the nine-month period ended April 1, 2018.

Food, beverage and merchandise sales decreased $18,000 or 0.8% in the current year quarter and were up $109,000 or 1.9% in the nine-month period.  Cost of sales increased 3.1% in the fiscal three months and decreased 1.5% in the nine month periods ended March 31, 2019.

Operating Expenses

Operating expenses increased $104,000 or 1.9% and $228,000 or 1.5% in the current three month and nine-month periods versus decreases of  $45,000 or 0.8% and $136,000 or 0.9%, respectively, in the three and nine month periods last year.  Employee compensation and benefits for the fiscal 2019 third quarter were up $42,000 or 1.5% and $140,000 or 1.7% in the nine month period partially the result of increased overtime in the current tight labor market. In the comparable prior year quarter there was an increase of $19,000 or 0.7% and the nine month period ended April 1, 2018 showed an increase of $5,000 or 0.1%. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $35,000 and $103,000 or 2.3% in both the three month and nine month periods ended March 31, 2019, respectively. In the prior year comparable three month and nine month periods the same category showed a decline of $12,000 or 0.8% and an increase of $23,000 or 0.5%, respectively. In the thirty-nine weeks ended March 31, 2019, maintenance and repair costs increased $38,000 or 5.6% primarily due to roof repairs and changeover to LED lighting in signs and parking lot lights. Advertising costs during the current year thirty-nine week period ended March 31, 2019, were up $33,000 or 13.7% due to a social media campaign. For the fiscal nine-month period ended March 31, 2019 utility costs were down $22,000 or 2.0 % primarily due to lower electric costs. Supplies and services expenses were flat for the current nine month period.

Insurance expense excluding health insurance decreased less than 1.0% in the current year-to-date period versus an increase of 5.7% in last year’s comparable period.

Depreciation and amortization expense was up 1.0% in the current nine-month period due to capital expenditures in the prior year and down 14.0% in the prior year comparable period when a large group of assets became fully depreciated.

As a result of the above, the nine-month period of fiscal 2019 resulted in operating income of $3,220,603 compared to operating income of $3,495,024 in the prior year comparable nine-month period.

Interest, Dividend and Other Income

Interest, dividend and other income increased $5,000 in the fiscal 2019 nine-month period and decreased $22,000 in the comparable 2018 year-to-date period, respectively.

Income Taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. Taxes for the fiscal 2019 periods reflect the reduced federal rate resulting in an effective tax rate of approximately 24%. In fiscal 2018’s comparable periods the provisions call for a blended tax rate for fiscal year companies resulting in an effective rate of approximately 30.5%. In addition the Tax Act required an adjustment to the Company’s deferred tax account in the second quarter of fiscal 2018 resulting in credits to income tax expense for both the quarter and nine month period. During the second quarter of the prior fiscal year the Company recorded provisional discrete tax benefits of $604,190 related to the Tax Act.  The resulting adjustment increased the prior year-to-date earnings per share by 11.7 cents

CRITICAL ACCOUNTING POLICIES

Management has identified accounting for marketable investment securities as a critical accounting policy due to the significance of the amounts included in the Company’s balance sheet under the captions of Short term investments and Marketable investment securities.  The Company exercises judgment in determining their fair value.  The Company records these investments at their fair value with the unrealized gain or loss recorded in income or loss in the current period.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Interim Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective based on the evaluation of such controls and procedures as of March 31, 2019. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 14, 2019 (furnished herewith)

31	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and thirty-nine weeks ended March 31, 2019 in eXtensible Business Reporting Language

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 14, 2019	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, Interim CEO and CFO