Form 10-K
period 2019-06-30
BOWL AMERICA INC
filed 2019-09-26
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019                        Commission file Number 1-7829

BOWL AMERICA INCORPORATED

(Exact name of registrant as specified in its charter.)

MARYLAND                                                 54-0646173

(State of Incorporation)               (I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia         22312

(Address of principal executive offices) (Zip Code)

(703) 941-6300

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common stock (par value $.10)	BWL-A	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

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

 As of December 28, 2018, the last business day of the registrant's most recently completed second quarter, 3,746,454 Class A common shares were outstanding, and the aggregate market value of such shares (based upon the closing price of $16.20 per share as reported on the NYSE American) held by non-affiliates of the registrant was approximately $39 million. As of that date, 1,414,517 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If all of the Class B shares were converted to Class A shares as of December 28, 2018, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $41 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at
September 15, 2019
Class A Common Stock
$.10 par value	3,746,454
Class B Common Stock
$.10 par value	1,414,517

 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 30, 2019, are incorporated by reference into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), Financial Statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

INDEX TO FISCAL 2019 10-K FILING

		Page
PART I

ITEM 1.	Business
(a)	General Development of Business	1
(b)	Financial Information about Industry Segments	1
(c)	Narrative Description of Business	1
(d)	Financial Information about Geographic Areas	1

ITEM 1A.	Risk Factors	1

ITEM 2.	Properties	2

ITEM 3.	Legal Proceedings	2

ITEM 4.	Mine Safety Disclosures	2

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	2

ITEM 6.	Selected Financial Data	2

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

ITEM 8.	Financial Statements and Supplementary Data	3

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	3

ITEM 9A.	Controls and Procedures	3

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	3

ITEM 11.	Executive Compensation	3

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	4

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	4

ITEM 14.	Principal Accountant Fees and Services	4

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Financial Statements	4
(b)	Exhibits	4-5

Signatures		6-7

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of fiscal year 2019, the Company and its wholly-owned subsidiaries operated 18 bowling centers, sixteen of which are owned by the Company. In March 2019, the Company elected not to renew the lease on the Manassas, Virginia location. The lease terminated August 31, 2019.

(b) Financial Information about Industry Segments

The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2019, the Company had operating revenues from continuing operations of approximately $24.4 million, and approximately $28 million in total assets. Merchandise sales, including food and beverages, were approximately 30% of operating revenues. The balance of operating revenues (approximately 70%) represents fees for bowling and related services. Earnings per share for fiscal 2019 were $0.59.

(c) Narrative Description of Business

As of September 1, 2019 the Company operated 9 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 17 bowling centers contain a total of 682 lanes.

These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and meeting room facilities. All centers provide shoes for rent, and bowling balls are provided free. In addition, each center sells retail bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling. The Company outsources the operation of its amusement games to a third party in exchange for a flat annual fee.

The bowling equipment essential for the Company's operation is readily available. The Company’s major source of equipment is Brunswick Corporation.

The bowling business is a seasonal one, and most of the Company’s business takes place from October through May. It is highly competitive, but the Company has managed to maintain its position in the markets in which it operates. The principal method of competition is the quality of service furnished to the Company's customers. Its primary competitor is Bowlero Corporation and many of our centers face competition from bowling centers located in close proximity to our centers.

Compliance with federal, state and local environmental protection laws has not materially affected the Company.

The number of persons employed by the Company and its subsidiaries is approximately 500 including approximately 250 full time employees.

(d) Financial Information about Geographic Areas

The Company has no foreign operations.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	PROPERTIES

The Company owns its general corporate offices which are located at 6446 Edsall Road, Alexandria, Virginia 22312. The Company's bowling center in Fairfax, Virginia is leased, and the remaining sixteen centers are owned by the Company. The Company's lease expires in fiscal 2030. The specific locations of the bowling centers are discussed under Item 1(c).

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

The principal market on which the Company's Class A Common Stock is traded is the NYSE American under the symbol BWL-A. The Company's Class B Common Stock is not listed on any exchange and is not publicly traded. Each share of Class B Common Stock can be converted to one share of Class A Common Stock at any time.

 Holders

As of July 1, 2019, the approximate number of holders of record of the Company's Class A Common Stock was 253 and of the Company's Class B Common Stock was 18.

 Cash Dividends

The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2019 and 2018.

Class A and Class B Common Stock
Quarter	2019	2018

First	17 cents	17 cents
Second	17.5 cents	17 cents
Third	17.5 cents	17 cents
Fourth	17.5 cents	17 cents

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

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Interim Chief Executive Officer and Chief Financial Officer, such officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019. Additionally, the Company’s officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated balance sheets as of June 30, 2019 and July 1, 2018

Consolidated statements of earnings and comprehensive earnings - years ended June 30, 2019 and July 1, 2018

Consolidated statements of stockholders' equity - years ended June 30, 2019 and July 1, 2018

Consolidated statements of cash flows - years ended June 30, 2019 and July 1, 2018

Notes to the consolidated financial statements - years ended June 30, 2019 and July 1, 2018

(b)	Exhibits:
	3.1	Articles of Incorporation of the Registrant and amendments through December 1994 thereto (incorporated by reference to Exhibit 3.1 to Form 10-K filed September 28, 2017)

	3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-K filed September 28, 2017)

	10.1	Amended Employment Agreement, dated as of October 24, 2018, between the Company and Leslie H. Goldberg (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2018).

	10.2	Amended Employment Agreement, dated as of October 24, 2018, between the Company and Cheryl A. Dragoo (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 24, 2018).

20	Press release dated September 26, 2019

21	Subsidiaries of registrant (Incorporated by reference from exhibit number 21 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.)

31	Written statement of the Interim Chief Executive Officer and Chief Financial Officer (Rule 13a-14a Certification)

32	Written statement of Interim Chief Executive and Chief Financial Officer (Section 1350 Certifications)

99(a)	Selected Financial Data (Item 6), set forth as page 14 hereof

99(b)	Management’s Discussion & Analysis of Financial Condition and Results of Operations (Item 7), set forth as pages 9-13 hereof

99(c)	Consolidated Financial Statements (Item 8), set forth as pages 16-27 hereof

99(d)	Management’s Annual Report on Internal Control Over Financial Reporting, (Item 9-A) set forth as page 8 hereof

101	Interactive files formatted in XBRL (Extensible Business Reporting Language)

BOWL AMERICA INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWL AMERICA INCORPORATED

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Interim Chief Executive Officer and Chief Financial Officer,

Interim President

Principal Financial and Accounting Officer

Date: September 26, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Cheryl A. Dragoo

Cheryl A Dragoo

Interim President, Principal Executive Officer,

Principal Financial and Accounting Officer

and Director

Date: September 26, 2019

/s/ Ruth Macklin	/s/ Leslie H. Goldberg
Ruth Macklin	Leslie H. Goldberg
Senior Vice President, Secretary,	Director
Treasurer and Director

Date: September 26, 2019	Date: September 26, 2019

/s/ Allan L. Sher	/s/ Merle Fabian
Allan L. Sher	Merle Fabian
Director	Director

Date: September 26, 2019	Date: September 26, 2019

/s/ Arthur H. Bill	/s/ Nancy Hull
Arthur H. Bill	Nancy E. Hull
Director	Director

Date: September 26, 2019	Date: September 26, 2019

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of June 30, 2019, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences. Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. While bowling has the advantage of being an entertainment that is close to home and relatively inexpensive, new forms of sports and entertainment are offered to the public continually creating challenges, but our response is helped by having the resources to be able to promote the sport. Weather is also a factor, especially for casual bowlers. While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered. The Company operates primarily in the Washington, DC area where its business is vulnerable to sequestration or other downsizing of the federal government. The Company operated 18 bowling centers, sixteen of which are owned by the Company, throughout fiscal 2019. In March 2019, the Company elected not to renew the lease on Bowl America Manassas, one of its two leased centers, due to poor performance. The center closed for business on July 28, 2019.

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

With the exception of an additional 13,120 shares of Verizon, the shares of common stock in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all shares in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,250,000 in dividends, the majority of which were tax favored in the form of a partial exclusion from federal taxable income. While the exclusion continues into the current year, the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent excludable. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on June 30, 2019 was approximately $5,100,000 and the fair value of securities held at July 1, 2018 was approximately $4,817,000.

The Company’s original investment in the Vanguard GNMA mutual fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period and at June 30, 2019 the fair value was approximately $1,930,000. In August 2019, approximately $1,000,000 of this fund was redeemed to meet the August 2019 dividend payment.

Short-term investments including, Certificates of Deposits, US Treasury bills, and cash and cash equivalents totaled $703,000 at the end of fiscal 2019 and $1,341,462 at the end of fiscal 2018.

The Company's position in all the above investments is a source of expansion capital. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio regularly and any use of this reserve at its quarterly meetings.

Cash flow provided by operating activities for the year ended June30, 2019, was $3,462,000. Proceeds from GNMA dividends totaling approximately $57,000 in fiscal year 2019 were used to purchase additional shares in the fund. Cash flow and cash on hand were used to meet the $3.6 million required to pay regular dividends during the fiscal year.

The Company paid cash dividends totaling approximately $3.6 million, or $.695 per share, to shareholders during the 2019 fiscal year. In June 2019, the Company declared a quarterly $.175 per share dividend, paid in August 2019. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of opportunities at such time.

Building, entertainment and restaurant equipment purchases during fiscal year 2019 used approximately $427,000. The Company has no long-term debt and has made no application for third party funding as cash and cash flows are currently sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal fourth quarters ended June 30, 2019 and July 1, 2018, respectively, and the dollar and percentage changes therein.

	Thirteen weeks ended June 30, 2019 and July 1, 2018

	Dollars in thousands
	2019	2018	Change	% Change
Operating Revenues:
Bowling and other	$3,640	$3,830	$(190)	(5.0%)
Food, beverage & merchandise sales	1,567	1,682	(115)	(6.8)
	5,207	5,512	(305)	(5.5)
Operating Expenses:
Compensation & benefits	2,728	2,685	43	1.6
Cost of bowling & other	1,457	1,366	91	6.7
Cost of food, beverage & merchandise sales	479	530	(51)	(9.6)
Depreciation & amortization	264	234	30	12.8
General & administrative	284	173	111	64.2
	5,212	4,988	224	4.5
Gain (loss) on disposal of assets	(1)	(3)	2	66.7
Operating income	(6)	521	(527)	(101.1)
Interest, dividend and other income	107	95	12	12.6
Change in value of marketable investment securities	157	-	157	100.0
Earnings before taxes	258	616	(358)	(58.1)
Income taxes	12	65	(53)	(81.5)
Net Earnings	$246	$551	$(305)	(55.4)

The following table sets forth the items in our consolidated summary of operations for the 52 week fiscal years ended June 30, 2019 and July 1, 2018, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended June 30, 2019 and July 1, 2018

	Dollars in thousands
	2019	2018	Change	% Change
Operating Revenues:
Bowling and other	$17,141	$17,486	$(345)	(2.0%)
Food, beverage & merchandise sales	7,278	7,285	(7)	(.1)
	24,419	24,771	(352)	(1.4)
Operating Expenses:
Compensation & benefits	11,074	10,891	183	1.7
Cost of bowling & other	6,084	5,890	194	3.3
Cost of food, beverage & merchandise sales	2,114	2,189	(75)	(3.4)
Depreciation & amortization	983	946	37	3.9
General & administrative	948	836	112	13.4
	21,203	20,752	451	2.2
(Loss) gain on disposal of assets	(1)	(3)	2	66.7
Operating income	3,215	4,016	(801)	(20.0)
Interest, dividend and other income	404	387	17	4.4
Change in value of marketable investment securities	331	-	331	100.0
Earnings before taxes	3,950	4,403	(453)	(10.3)
Income taxes	901	617	284	46.0
Net Earnings	$3,049	$3,786	$(737)	(19.5)

Net Earnings were $245,106 or $.05 per share for the thirteen week period and $3,049,172 or $.59 per share for the fifty-two week period ended June 30, 2019. For the thirteen week and fifty-two week periods ended July 1, 2018 net earnings were $551,260 or $.10 per share and $3,785,985 or $.73 per share, respectively. Eighteen centers were in operation throughout both years.

Operating Revenues

Total operating revenue decreased 1.4%, or $352,000, to $24.4 million in fiscal 2019 compared to an increase of 3.5%, or $838,000, to $24.8 million in fiscal 2018. Bowling and other revenue decreased $345,000 in fiscal 2019 versus an increase of $598,000 in fiscal 2018. Food, beverage and merchandise sales decreased $7,000 and increased $240,000 in fiscal 2019 and fiscal 2018, respectively.

Operating Expenses

As discussed in more detail below, total operating expenses increased 2.2%, or $451,000, in fiscal year 2019 versus an increase of 0.4%, or $81,000 in fiscal 2018. Costs for employee compensation and benefits were up 1.7% or $183,000 in fiscal 2019 in part due to increased overtime during this tight labor market and in fiscal 2018 costs increased 0.7% or $73,000. Group health insurance costs increased primarily due to higher premiums. This category includes contributions to our two benefit plans, both of which are defined contribution plans. The contributions can only be made from profits and there is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $194,000 or 3.3% in the year ended June 30, 2019 and increased $9,000 or 0.2% in the prior fiscal year. Maintenance expense increased $86,000 or 9.7% in fiscal 2019 primarily due to a major plumbing repair at one location, changeover to LED lights in parking lots and roof repairs, and increased $17,000 or 1.9% in fiscal 2018. Utility costs declined 2.4% in the current year and were up 2.6% in the prior year. Supplies expense increased 1.0% in fiscal 2019 versus a decrease of 9.7% in fiscal 2018. The prior year decrease is primarily attributable to the decrease in amusement game supplies as the Company outsourced its amusement game business. Advertising costs were up $51,000 or 16.3% primarily due to increased social network use. Advertising costs declined 2.6% in the prior fiscal year.

Cost of food, beverage and merchandise sales decreased $75,000 or 3.4% in fiscal 2019 primarily due to continuing efforts in inventory control.

Depreciation expenses increased approximately $37,000 or 3.9% in fiscal 2019 versus a decrease of approximately $28,000 or 2.9% in the prior year.

Operating income decreased 20.0% or $801,000 to $3.2 million in fiscal year 2019 from $4.0 million in fiscal 2018.

Interest, Dividend and Other Income

Interest, dividend and other income increased $17,000 or 4.4% in fiscal 2019 and decreased $25,000 or 6.1% in the prior year.

Change in value of investments

Financial Standards Account Board guidance required the recognition of changes in the fair value of equity securities in current income beginning with the Company’s fiscal year 2019. The change in fair value of the GNMA fund and equity securities for fiscal year 2019 was a gain of $331,149.

Income taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. Taxes for the fiscal 2019 periods reflect the reduced federal rate resulting in an effective tax rate for fiscal 2019 of approximately 22.7%. In fiscal 2018 the provisions call for a blended tax rate for fiscal year companies resulting in an effective rate of approximately 28.8%. In addition, the Tax Act required an adjustment to the Company’s deferred tax account in fiscal 2018 resulting in discrete tax benefits of $ 657,807 related to the Tax Act.  The resulting adjustment increased fiscal 2018 year-to-date earnings per share by 13.0 cents and resulted in an effective overall tax rate for fiscal 2018 of 14.0%.

Net Earnings

Net earnings from continuing operations in fiscal 2019 were $3.0 million, or $.59 per share, compared to $3.8 million, or $.73 per share in fiscal 2018.

CRITICAL ACCOUNTING POLICIES

We have identified accounting for marketable investment securities as a critical accounting policy due to the significance of the amounts included in our balance sheet under the captions of Short term investments and Marketable investment securities. The Company exercises judgment in determining their fair value. The Company records these investments at their fair value with the unrealized gain or loss recorded in income or loss in the current period.

We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated future cash flows are less than the carrying amount. There were no impairment losses recorded in fiscal 2019 or 2018.

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	June 30,	July 1,	July 2,	July 3,	June 28,
	2019	2018	2017	2016	2015
Operating revenues	$24,418,626	$24,770,884	$23,932,504	$24,097,862	$23,124,541
Operating expenses	21,202,166	20,751,639	20,670,929	21,226,560	21,214,632
(Loss) gain on disposal of land, building and Equipment	(1,359)	(3,306)	77,972	(10,035)	(3,854)
Interest, dividend and other income	403,534	387,531	412,299	449,998	494,645
Change in value of investments	331,149	-	-	-	-
Interest expense	-	-	6,296	-	-
Earnings from continuing operations before provision for income taxes	3,949,784	4,403,470	3,745,550	3,311,265	2,400,700
Provision for income taxes	900,612	617,485	1,294,440	1,160,240	760,471
Net Earnings	$3,049,172	$3,785,985	$2,451,110	$2,151,025	$1,640,229

Weighted average shares outstanding- Basic & Diluted	5,160,971	5,160,971	5,160,971	5,160,971	5,160,971

Earnings per share-Basic & diluted	$.59	$.73	$.48	$.42	$.32
Net earnings per share-Basic & diluted	$.59	$.73	$.48	$.42	$.32

Net cash provided by operating activities	$3,461,987	$3,999,109	$3,128,551	$3,441,813	$3,052,817

Cash dividends paid	$3,586,876	$3,509,460	$3,509,460	$3,509,460	$3,509,460
Cash dividends paid Per share - Class A	$0.695	$0.68	$0.68	$0.68	$0.68
- Class B	$0.695	$0.68	$0.68	$0.68	$0.68

Total assets	$28,388,951	$28,909,126	$29,618,151	$31,851,135	$32,062,409

Stockholders' equity	$23,920,166	$24,483,675	$24,586,393	$26,149,342	$26,974,079

Net book value per share	$4.63	$4.76	$4.76	$5.07	$5.23

Net earnings as a % of beginning stockholders' equity	12.5%	15.4%	9.4%	8.0%	5.7%

Lanes in operation	726	726	726	726	726
Centers in operation	18	18	18	18	18

1395 Piccard Drive, Suite 240
Rockville, Maryland 20850
Phone 301.337.3305

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bowl America Incorporated

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries (the Company) as of June 30, 2019 and July 1, 2018, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders’ Equity and Cash Flows for the years ended June 30, 2019 and July 1, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and July 1, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

September 26, 2019

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	July 1,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$269,844	$1,008,433
Short-term investments (Note 3)	433,249	333,029
Marketable investment securities (Note 3)	7,029,916	6,641,650
Inventories	518,121	490,456
Prepaid expenses and other	740,476	760,561
Income taxes refundable	441,402	192,298
TOTAL CURRENT ASSETS	9,433,008	9,426,427
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	18,141,526	18,698,651
OTHER ASSETS:
Cash surrender value-life insurance	747,102	717,733
Other	67,315	66,315
TOTAL OTHER ASSETS	814,417	784,048
TOTAL ASSETS	$28,388,951	$28,909,126

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$820,491	$806,487
Accrued expenses	1,032,823	1,107,226
Dividends payable	903,170	877,365
Other current liabilities	308,794	305,236
TOTAL CURRENT LIABILITIES	3,065,278	3,096,314
LONG-TERM DEFERRED COMPENSATION	-	17,440
DEFERRED INCOME TAXES (Note 7)	1,403,507	1,311,697
TOTAL LIABILITIES	4,468,785	4,425,451

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings- Unrealized gain on available-for-sale securities, net of tax	-	2,102,745
Retained earnings	15,549,961	14,010,725
TOTAL STOCKHOLDERS'EQUITY	23,920,166	24,483,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,388,951	$28,909,126

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

 BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended
	June 30,	July 1,
	2019	2018
Operating Revenues:
Bowling and other	$17,140,472	$17,486,194
Food, beverage and merchandise sales	7,278,154	7,284,690
Total Operating Revenue	24,418,626	24,770,884

Operating Expenses:
Employee compensation and benefits	11,073,710	10,890,744
Cost of bowling and other services	6,084,067	5,890,052
Cost of food, beverage and merchandise sales	2,113,517	2,188,749
Depreciation and amortization	982,760	946,106
General and administrative	948,112	835,988
Total Operating Expense	21,202,166	20,751,639
(Loss) gain on disposal of land, buildings and equipment	(1,359)	(3,306)
Operating Income	3,215,101	4,015,939
Interest, dividend and other income	403,534	387,531
Change in value of investments	331,149	-
Earnings before provision for income taxes	3,949,784	4,403,470
Provision for income taxes (Note 7)
Current	808,802	1,197,410
Deferred	91,810	(579,925)
Total Provision for Income Taxes	900,612	617,485

Net Earnings	$3,049,172	$3,785,985

Earnings per share-basic & diluted	$.59	$.73

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$3,586,876	$3,509,460

Per share, dividends paid, Class A	$0.695	$0.68

Per share, dividends paid, Class B	$0.695	$0.68
Net Earnings	$3,049,172	$3,785,985
Other comprehensive earnings- net of tax
Unrealized (loss) gain on available-for–sale securities net of tax (benefit) of ($135,137)	-	(375,723)
Reclassification adjustment for (gain) loss included in Net Income, net of tax (benefit) of $2,167		(3,520)
Comprehensive earnings	$3,049,172	$3,406,742

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 2, 2017	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,481,988	$13,734,200
Cash dividends paid	-	-	-	-	-	-	(2,632,095)
Accrued dividends declared June 26, 2018 payable August 21, 2018	-	-	-	-	-	-	(877,365)
Change in unrealized gain on available-for- sale securities (shown net of tax)	-	-	-	-	-	(375,723)	-
Reclassification adjustment for loss included in net income, net of tax	-	-	-	-	-	(3,520)	-
Net earnings for the year	-	-	-	-	-	-	3,785,985
Balance, July 1, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,102,745	$14,010,725
Cash dividends paid	-	-	-	-	-	-	(2,709,511)
Accrued dividends declared June 18, 2019, payable August 21, 2019	-	-	-	-	-	-	(903,170)
Reclassification of unrealized gain on available-for-sale securities from other comprehensive income to retained earnings	-	-	-	-	-	(2,102,745)	2,102,745
Net earnings for the year	-	-	-	-	-	-	3,049,172
Balance, June 30, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,549,961

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	July 1,
	2019	2018
Cash Flows From Operating Activities
Net earnings	$3,049,172	$3,785,985
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	982,760	946,106
Increase in deferred income tax	91,810	68,814
Unrealized gain on marketable investment securities	(331,149)	-
Reduction in deferred income tax from Tax Act	-	(651,807)
Loss (gain) on disposition of assets-net	1,359	3,306
(Gain) loss on sale of available-for-sale securities	-	(8,531)
Changes in assets and liabilities
(Increase) decrease in inventories	(27,665)	44,285
Decrease (increase) in prepaid and other	19,085	(106,406)
Increase in income taxes refundable	(249,104)	(192,298)
Increase in accounts payable	14,004	132,701
(Decrease) increase in accrued expenses	(74,403)	37,558
Decrease in income taxes payable	-	(22,543)
Increase (decrease) in other current liabilities	3,558	(37,088)
Decrease in long-term deferred compensation	(17,440)	(973)

Net cash provided by operating activities	3,461,987	3,999,109

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(426,994)	(787,285)
Net (purchases) sales and maturities of short-term investments	(100,220)	(199,106)
Purchases of marketable securities	(57,117)	(55,621)
Proceeds from sale of marketable securities	-	1,000,000
Increase in cash surrender value	(29,369)	(43,875)

Net cash used in investing activities	(613,700)	(85,887)

Cash Flows From Financing Activities
Payment of cash dividends	(3,586,876)	(3,509,460)

Net cash used in financing activities	(3,586,876)	(3,509,460)

Net Change in Cash and Equivalents	(738,589)	403,762

Cash and Equivalents, Beginning of period	1,008,433	604,671

Cash and Equivalents, End of period	$269,844	$1,008,433

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$1,050,000	$1,411,000

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Bowl America Incorporated is currently engaged in the operation of 17 bowling centers, with food and beverage service in each center. Nine centers are located in metropolitan Washington D.C., one center in metropolitan Baltimore, Maryland, four centers in metropolitan Richmond, Virginia, and three centers in metropolitan Jacksonville, Florida. These 17 centers contain a total of 682 lanes. The Company operates in one segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiary corporations. All significant inter-company items have been eliminated in the consolidated financial statements.

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2019 ended June 30, 2019, and fiscal year 2018 ended July 1, 2018. Fiscal years 2019 and 2018 each consisted of 52 weeks.

Subsequent Events

The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 26, 2019. In August 2019 the Company redeemed $1,000,000 of its federal agency mortgage backed securities (Vanguard GNMA fund) to meet the August 2019 dividend payment.

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

Revenue recognition policy

The Company’s performance obligations are generally limited to providing bowling services and food and beverage products at its centers. The obligations are generally incurred and satisfied in the same business day with payment received at the time the obligation is satisfied. Revenue is recognized at the time the performance obligation is satisfied, which generally occurs when the customer pays for games already bowled or receives their food or beverage order.

Merchandise sales are recorded as revenue when the merchandise is provided to the customer which generally is also the time payment is received. Merchandise can be returned 30 days from purchase for a full refund. Historically, merchandise returns have been minimal.

The Company does occasionally incur contractual obligations for group events that may either be prepaid or billed following the event as well as obligations for gift cards. Any prepayments for bowling events and for the sale of gift cards are recorded as deferred revenue. Revenue from gift cards are recognized as the gift card holder purchases services and expends the prepayment amount on the card. The gift cards have no expiration date. Any events that are billed subsequent to occurrence are recognized as revenue when the event has completed. The Company has $78,222 of billed and uncollected receivables related to events that have occurred which are included in Prepaid expenses and other on the accompanying consolidated balance sheet. Prepaid gift cards and prepaid events totaled $185,392 and are included in accrued expenses on the accompanying consolidated balance sheet.

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

	years
Bowling lanes and equipment	3	-	10
Building and building improvements	10	-	39
Leasehold improvements	5	-	15
Amusement games	3	-	5

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

Advertising Expense

It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending June 30, 2019, and July 1, 2018, were $361,744 and $311,090, respectively.

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

Earnings Per Share

Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,160,971, for both fiscal years 2019 and 2018.

Comprehensive Earnings

A consolidated statement of comprehensive earnings reflecting the aggregation of net earnings and unrealized gain or loss on available-for-sale securities, the Company's principal components of other comprehensive earnings, has been presented for the year ended July 1, 2018.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers money market funds and certificates of deposits, with original maturities of three months or less to be cash equivalents. The Company maintains cash accounts which may exceed federally insured limits during the year, but does not believe that this results in any significant credit risk.

Other Current Liabilities

Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At June 30, 2019 and July 1, 2018 other current liabilities included $300,920 and $296,774, respectively, in prize fund monies.

Reclassifications

Certain previous year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

In January 2016, the Financial Accounting Standards Board (FASB) issued guidance on equity securities that requires entities to recognize changes in unrealized gains and losses on equity securities in income in the current period unless the entity is recording the related investment under the equity method or consolidating the related entity. The Company adopted this standard effective July 2, 2018. The result was the reclassification of $2,102,745 (after adoption of ASU 2018-02) from accumulated other comprehensive income to retained earnings. The Company also reclassified all of its marketable equity securities as current assets on consolidated balance sheet.

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

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. The Company has estimated that the adoption of this guidance will result in a right to use asset of $1,978,000 and a corresponding lease liability for the same amount being recorded on July 1, 2019. The adoption is expected to be done on a modified retrospective basis with no adjustments made to periods prior to July 1, 2019.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which creates a single, comprehensive revenue recognition model for all contracts with customers. Under this ASU and subsequently issued amendments, an entity should recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-9 may be adopted either retrospectively or on a modified retrospective basis. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The FASB permits early adoption of the standard, but not before the original effective date of December 15, 2016. The Company adopted the standard for its 2019 fiscal year. The impact of adopting the standard was not material.

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

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	June 30, 2019	July 1, 2018

Demand deposits and cash on hand	$187,673	$543,932
Money market funds	82,171	464,501
Cash and Cash Equivalents	$269,844	$1,008,433

The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS

The Company’s investments are categorized as available-for sale. The cost for marketable securities was determined using the specific identification method. The fair values of marketable investment securities are based on the quoted market price for those securities. At June 30, 2019, short-term investments consisted of a certificate of deposit and U. S. Treasury bills with maturities of generally three months to one year. The fair value of the short-term investments was $433,249. Equity securities consist primarily of telecommunications stocks. Mutual funds consist of federal agency mortgage backed securities (Ginnie Mae). At July 1, 2018, short-term investments consisted of a mutual fund that invests in mortgage backed securities and certificates of deposits with maturities of generally three months to one year, and the fair value of short-term investments was $2,157,875. Non-current investments at July 1, 2018 are marketable securities which primarily consist of telecommunications stocks. At June 30, 2019, unrealized gains and losses are reported as income in the current period. At July 1, 2018, unrealized gains and losses were reported as a component of accumulated other comprehensive earnings in Stockholders’ Equity.

As of June 30, 2019, $8,162 in gross unrealized gains were from its investments in federal agency mortgage backed securities which had a fair value of $1,929,575. As of July 1, 2018, the Company had $39,450 of gross unrealized losses from its investments in federal agency mortgage backed securities owned through a mutual fund which had a fair value of $1,824,846. In August 2019 the Company redeemed $1,000,000 of this fund to meet the August 2019 dividend payment.

The Company’s investments were as follows:

	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2019
Equity securities	$1,279,914	$3,837,143	$(16,716)	$5,100,341

Mutual fund	1,921,413	8,162	-	1,929,575

Certificates of deposits & Treasury bills	433,249	-	-	433,249

July 1, 2018
Equity securities	$1,279,914	$3,545,288	$(8,398)	$4,816,804

Mutual fund	1,864,296	-	(39,450)	1,824,846

Certificates of deposits	333,029	-	-	333,029

During fiscal 2019 and 2018, the Company had certain equity securities with cumulative unrealized losses of $16,716 and $8,398 respectively.

	Less than 12 months		12 Months or greater		Total
June 30, 2019	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$51,720	$(6,523)	$525	$(10,193)	$52,245	$(16,716)

	Less than 12 months		12 Months or greater		Total
July 1, 2018	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$711	$(479)	$1,608	$(7,919)	$2,319	$(8,398)

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	135
Uniti shares	815

In February 2019 Windstream voluntarily filed for Chapter 11 bankruptcy to restructure. The company is continuing to operate during this process.

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

The fair value of these assets as of June 30, 2019 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2019	June 30, 2019

Equity securities	$5,100,341	$-	$-	$283,537	$3,820,427

Mutual fund	1,929,575	-	-	47,612	8,162

Certificates of deposits	-	433,249	-	-	-
TOTAL	$7,029,916	$433,249	-	$331,149	$3,828,589

The fair value of these assets as of July 1, 2018 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	July 1, 2018	July 1, 2018

Equity securities	$4,816,804	$-	$-	$(455,514)	$3,536,890

Mutual fund	1,824,846	-	-	(62,572)	(39,450)

Certificates of deposits	-	333,029	-	-	-
TOTAL	$6,641,650	$333,029	-	$(518,086)	$3,497,440

The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4. LAND, BUILDINGS, AND EQUIPMENT

Land, buildings, and equipment, at cost, consisted of the following:

	June 30, 2019	July 1, 2018
Buildings	$18,666,152	$18,666,152
Leasehold and building improvements	8,241,896	8,223,932
Bowling lanes and equipment	22,369,204	22,490,960
Land	10,510,308	10,510,308
Amusement games	16,078	17,519
Bowling lanes and equipment not yet in use	44,296	53,803
Total Land, Buildings, and Equipment	59,847,934	59,962,674
Less accumulated depreciation and amortization	41,706,408	41,264,023
Land, Buildings, and Equipment, net	$18,141,526	$18,698,651

Depreciation and amortization expense for buildings and equipment for fiscal years 2019 and 2018 was $982,760, and $946,106, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company and its subsidiaries are obligated under long-term real estate lease agreements for two bowling centers. Certain of the Company's real estate leases provide for additional annual rents based on gross revenues and increases in real estate taxes and common facilities costs.

At June 30, 2019, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2020	$258,416
2021	236,999
2022	236.999
2023	236,999
2024	236,999
Thereafter	1,319,708
Total minimum lease payments	$2,526,120

Net rent expense was as follows:

	For the Years Ended
	June 30, 2019	July 1, 2018

Minimum rent under operating leases	$318,000	$318,000
Excess percentage rents	-	-
Net rent expense	$318,000	$318,000

Purchase Commitments

The Company's purchase commitments at June 30, 2019 are for materials, supplies, services and equipment as part of the normal course of business.

6. PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended June 30, 2019 and July 1, 2018, contributions in the amounts of $96,000 and $113,000, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The ESOP plan provides for Company contributions as determined by the Board of Directors. The Company contributed $96,000 for fiscal year 2019 and $113,000 for fiscal year 2018. The Company has no defined benefit plan or other post retirement plan.

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

The Company had no material unrecognized tax positions at June 30, 2019 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after June 28, 2015 are still open to examination by those relevant taxing authorities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act includes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.  The statutory tax rate of 21 percent applies to fiscal 2019 and beyond. For fiscal 2018, the Company recorded its income tax provision based on a blended U.S. statutory tax rate of 27.5 percent, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act.

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

The significant components of the Company's deferred tax assets and liabilities were as follows:

	June 30, 2019	July 1, 2018
Deferred tax assets:
Other	$7,307	$20,723
Total deferred tax assets	7,307	20,723
Deferred tax liabilities:
Land, buildings, and equipment	447,848	418,254
Unrealized gain on available- for-sale securities	964,828	905,056
Prepaid expenses and other	(1,862)	9,110
Total deferred tax liabilities	1,410,814	1,332,420
Net deferred income taxes	$1,403,507	$1,311,697

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2019	2018
Taxes computed at statutory rate	21.0%	27.5%
State income taxes, net of Federal income tax benefit	3.8	3.6
Dividends received exclusion	(0.9)	(1.0)
Tax rate adjustment for change in tax law	-	(14.8)
All other net	(1.2)	(1.3)
Net effective rate	22.7%	14.0%

8. STOCKHOLDERS' EQUITY

The Class A shares have one vote per share. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

At June 30, 2019, and July 1, 2018, the Company had $34,799 in employee loans related to the issuance of shares, respectively. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 2% to 2.5% and are payable over a term of three years from the date of the agreements which range from 2017 to 2018. These employee loans have been recorded as a reduction of additional paid-in capital.

9. DEFERRED COMPENSATION

At June 30, 2019 all deferred compensation had been paid and there is no deferred compensation payable. At July 1, 2018, deferred compensation payable was $19,431. The current portion at July 1, 2018, was $1,991 and is included in accrued expenses.