Form 10-Q
period 2019-09-29
BOWL AMERICA INC
filed 2019-11-12
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 29, 2019

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
November 10, 2019
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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended
	September 29,	September 30
	2019	2018
Operating Revenues:
Bowling and other	$3,609,673	$3,833,291
Food, beverage and merchandise sales	1,514,938	1,608,177
Total Operating Revenue	5,124,611	5,441,468

Operating Expenses:
Employee compensation and benefits	2,735,214	2,741,653
Cost of bowling and other services	1,602,173	1,536,746
Cost of food, beverage and merchandise sales	444,032	483,527
Depreciation and amortization	235,178	232,130
General and administrative	268,099	207,660
Total Operating Expenses	5,284,696	5,201,716

Operating Income	(160,085)	239,752

Interest, dividend and other income	106,457	105,421
Change in value of investments	429,053	238,278

Earnings before provision for income tax	375,425	583,451

Provision for income tax	90,100	143,070

Net Earnings	$285,325	$440,381

Net Earnings per share-basic & diluted	.06	.09

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$903,170	$877,365

Per share, dividends paid, Class A	$.175	$.17

Per share, dividends paid, Class B	$.175	$.17

The operating results for the thirteen (13) week period ended September 29, 2019 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 29,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,124,148	$269,844
Short-term investments	134,130	433,249
Marketable investment securities	6,474,494	7,029,916
Inventories	518,386	518,121
Prepaid expenses and other	202,671	740,476
Income taxes refundable	446,402	441,402
TOTAL CURRENT ASSETS	8,900,231	9,433,008
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $40,775,934 and $41,706,408	18,109,049	18,141,526

OTHER ASSETS:
Right to use asset	1,931,101	-
Cash surrender value-life insurance	747,102	747,102
Other	67,315	67,315
TOTAL OTHER ASSETS	2,745,518	814,417
TOTAL ASSETS	$29,754,798	$28,388,951

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$417,398	$820,491
Accrued expenses	760,134	1,032,823
Dividends payable	903,170	903,170
Other current liabilities	1,091,804	308,794
TOTAL CURRENT LIABILITIES	3,172,506	3,065,278
Lease liability	1,787,424	-
DEFERRED INCOME TAXES	1,492,547	1,403,507
TOTAL LIABILITIES	6,452,477	4,468,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Retained earnings	14,932,116	15,549,961
TOTAL STOCKHOLDERS' EQUITY	23,302,321	23,920,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,754,798	$28,388,951

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	September 29,	September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$285,325	$440,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,178	232,130
Amortization of right to use asset	46,422	-
Increase in deferred taxes	89,040	60,070
Unrealized gain on marketable securities	(424,849)	(238,278)
Net purchases of marketable securities	(10,242)	(13,515)
Gain on sale of trading securities	(9,487)	-
Changes in assets and liabilities
Increase in inventories	(265)	(70,153)
Decrease in prepaid & other	537,805	429,378
Decrease in accounts payable	(403,093)	(385,483)
Decrease in accrued expenses	(272,689)	(387,061)
(Increase) decrease in income taxes refundable	(5,000)	56,000
Increase in other current liabilities	635,914	664,539
Decrease in lease liability	(43,003)	-
Net cash provided by operating activities	661,056	788,008

Cash Flows From Investing Activities
Net expenditures for land, building and equipment	(202,701)	(7,689)
Net sales & maturities of short-term investments	299,119	99,121
Proceeds from sale of securities	1,000,000	-
Net cash provided by investing activities	1,096,418	91,432

Cash Flows From Financing Activities
Payment of cash dividends	(903,170)	(877,365)
Net cash used in financing activities	(903,170)	(877,365)

Net Change in Cash and Equivalents	854,304	2,075

Cash and Cash Equivalents, Beginning of period	269,844	1,008,433

Cash and Cash Equivalents, End of period	$1,124,148	$1,010,508

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$5,000	$27,000

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 1, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,102,745	$14,010,725
Cash dividends paid	-	-	-	-	-	-	(903,170)
Reclassification of unrealized gain on available-for-sale securities from other comprehensive income to retained earnings	-	-	-	-	-	(2,102,745)	2,102,745
Net earnings for the quarter	-	-	-	-	-	-	440,381
Balance, September 30, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$0	$15,650,681

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 30, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,549,961
Cash dividends paid	-	-	-	-	-	-	(903,170)
Net earnings for the quarter	-	-	-	-	-	-	285,325
Balance, September 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$14,932,116

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended

September 29, 2019

(Unaudited)

1.  Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of June 30, 2019 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2019.

2.  Investments

The Company’s investments are categorized as current assets. Short-term investments consist of certificates of deposits and treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at September 29, 2019 and June 30, 2019 were as follows:

September 29, 2019
Description	Fair Value	Cost basis	Unrealized Gain (Loss)
Short-term investments	$134,130	$134,130	$-
Equity securities	$5,522,733	$1,279,914	$4,242,819
Mutual funds	$951,761	$941,141	$10,620
June 30, 2019
Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$433,249	$433,249	$-
Equity securities	$5,100,341	$1,279,914	$3,820,427
Mutual funds	$1,929,575	$1,921,413	$8,162

The fair values of the Company’s investments were determined as follows:

September 29, 2019		Significant
Description	Quoted Price for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury Bills	$-	$134,130	$-
Equity securities	5,522,733	-	-
Mutual funds	951,761	-	-

Total	$6,474,494	$134,130	$-
June 30, 2019		Significant
Description	Quoted Price for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$433,249	$-
Equity securities	5,100,341	-	-
Mutual funds	1,929,575	-	-

Total	$7,029,916	$433,249	$-

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
Uniti shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	135

The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.     Leasing arrangements

As of September 29, 2019, the Company leases one bowling center.  The lease is classified as an operating lease in accordance with ASU 2016-02.  For the first quarter ended September 29, 2019, the Company recorded amortization of its right to use asset under the related lease of $46,422 which is included as a component of rent expense.  The related lease liability at September 29, 2019 was $1,934,520. The current portion of the lease liability of $147,096 is included in other current liabilities on the accompanying condensed consolidated balance sheet.

4.  Commitments and Contingencies

The Company’s purchase commitments at September 29, 2019, are for materials, supplies, services and equipment as part of the normal course of business.

5.  Employee benefit plans

The Company has two defined contribution plans with Company contributions determined by the Board of Directors.  The Company has no defined benefit plan or other postretirement plan.

5. New Accounting Standards

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. The Company adopted this standard effective July 1, 2019. The result was the recognition of a right to use asset of $1,977,523 and a corresponding lease liability for the same amount.

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

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales and over $5,300,000 in dividends, the majority of which were tax favored in the form of exclusion from federal taxable income. While the exclusion continues into this fiscal year the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent excludable. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on September 29, 2019 was approximately $5.5 million. The value of securities held at June 30, 2019 was approximately $5.1 million. Effective July 2, 2018 these securities were reclassified to current assets from long-term marketable securities.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000 and has been viewed as a reserve source of income as stated above. The fund is carried at fair value on the last day of the reporting period. At September 29, 2019, the value was approximately $952,000. In August 2019 approximately $1,000,000 of the fund was redeemed to meet the August 2019 dividend payment.

Short-term investments including any Certificates of Deposits, Treasury Bills and cash and cash equivalents totaled $1,258,278 at September 29, 2019 compared to $703,093 at June 30, 2019.

The Company’s position in all the above investments is a source of capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio and any use of this reserve at its quarterly meetings.

The Company closed its leased Mathis Avenue location in Manassas, Virginia, which had been operating with a negative cash flow, on July 28, 2019. Most of the equipment was transferred to our other locations.

During the three-month period ended September 29, 2019, the Company expended approximately $203,000 for the purchase of building, entertainment and restaurant equipment. The Company has no current plans to obtain additional third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accounts Payable were attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At September 29, 2019, league deposits of approximately $766,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirteen weeks ended September 29, 2019 was $661,000 which, along with cash on hand and the redemption of a portion of the GNMA fund, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $903,170, or $.175 per share, were paid to shareholders during the three-month period ended September 29, 2019.  In September 2019, the Company declared a regular quarterly dividend of $.175 per share, payable November 14, 2019.  The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated summary of operations for the fiscal quarters ended September 29, 2019 and September 30, 2018, and the dollar and percentage changes therein.

	Thirteen weeks ended
	September 29, 2019 and September 30, 2018
	Dollars in thousands
	2019	2018	Change	% Change
Operating Revenues:
Bowling and other	$3,610	$3,833	$(223)	(5.8)
Food, beverage and merchandise sales	1,515	1,608	(93)	(5.8)
	5,125	5,441	(316)	(5.8)
Operating Expenses:
Employee Compensation and benefits	2,736	2,741	(5)	(0.2)
Cost of bowling and other services	1,602	1,537	65	4.2
Cost of food, beverage and merchandise sales	444	483	(39)	(8.1)
Depreciation and amortization	235	232	3	1.3
General and administrative	268	208	60	28.8
	5,285	5,201	84	1.6

Operating (loss) income	(160)	240	(400)	(166.7)

Interest, dividend and other income	106	105	1	0.1
Change in market value of marketable securities	429	238	191	80.3
Earnings before income taxes	375	583	(208)	(35.7)
Income taxes	90	143	(53)	(37.1)
Net Earnings	$285	$440	$(155)	(35.2)

For the thirteen week period ended September 29, 2019, net earnings were $285,325, or $.06 per share and for the prior year period ended September 30, 2018 net earnings were $440,000 or $.09 per share. Eighteen locations were in operation in the first month of the current year quarter, before the Manassas closing mentioned above, and throughout the prior year quarter. Expenses related to closing were approximately $104,000 in the quarter. The bowling business is seasonal and the first quarter which includes summer months is typically the slowest. Management believes that good weather and rain free weekends throughout much of the first quarter of fiscal 2020 contributed to a decline in open play bowling. The operating results for the fiscal 2020 period included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues decreased 5.8% or $316,000 to $5,125,000 in the thirteen-week period ended September 29, 2019, compared to an increase of 3.3% or $177,000 to $5,441,000 in the three-month period ended September 30, 2018.  Bowling and other revenue decreased $223,000 or 5.8% in the current year fiscal quarter compared to an increase of $85,000 or 2.3% in the comparable prior year quarter. Food, beverage and merchandise sales were down $93,000 or 5.8% in the current year quarter compared to an increase of $92,000 or 6.0% in the prior year comparable quarter.  Cost of sales decreased $39,000 in the current year three-month period.

Operating Expenses

Operating expenses increased $84,000 or 1.6% to $5,285,000 in the three-month period ended September 29, 2019 compared to an increase of $133,000 or 2.6% to $5,201,000 in the prior year quarter ended September 30, 2018.  Employee compensation and benefits were down $5,000 or 0.2% and up $57,000 or 2.1% in the fiscal first quarters of 2020 and 2019, respectively. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services increased $65,000 or 4.2% in the quarter ended September 29, 2019 versus an increase of $69,000 or 4.7% in the comparable quarter ended September 30, 2018. Maintenance and repair costs increased $15,000 or 7.5% and $11,000 or 5.6% in the current year and prior year quarters, respectively. Both the current and prior year periods included roof and building repairs at several locations. Advertising costs decreased $19,000 or 18.4% in the quarter ended September 29, 2019.  Utility costs were flat in the current period versus a decrease of $8,000 or 2.0% in the prior year quarter. Supplies and services expenses were up $26,000 or 15.8% in part related to closing costs at Manassas in the current year period and were flat in the prior period.

Depreciation and amortization expense increased $3,000 or 1.3% period ended September 29, 2019 due to increased capital purchases.

The quarter ended September 29, 2019 resulted in a net operating loss of $160,000 which includes approximately $104,000 in one-time expenses related to the closing of the Manassas location. Operating income was $240,000 in the prior year period.

Interest, Dividend and Other Income

Interest, dividend and other income increased $1,000 to $106,000 in the three month period ended September 29, 2019.

Income taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. Taxes for both the current year and prior year quarters ended September 29, 2019 and September 30, 2018 reflect the reduced rate.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Interim Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective based on her evaluation of such controls and procedures as of September 29, 2019. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 29, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued November 12, 2019 (furnished herewith)

31	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended September 29, 2019 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 12, 2019	By:	/s/ Cheryl A. Dragoo
Cheryl A. Dragoo, Interim CEO and CFO