Form 10-Q
period 2019-12-29
BOWL AMERICA INC
filed 2020-02-11
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 29, 2019

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

Non-Accelerated Filer ☐        Smaller Reporting Company ☒        Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares Outstanding at
February 10, 2020
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock (par value $.10)	BWL-A	NYSE American

:

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2019	2018	2019	2018
Operating Revenues:
Bowling and other	$4,310,723	$4,409,647	$7,920,396	$8,242,938
Food, beverage and merchandise sales	1,854,136	1,918,298	3,369,074	3,526,475
Total Operating Revenues	6,164,859	6,327,945	11,289,470	11,769,413

Operating Expenses:
Employee compensation and benefits	2,722,769	2,761,736	5,457,983	5,503,389
Cost of bowling and other services	1,413,563	1,506,687	3,015,736	3,043,433
Cost of food, beverage and merchandise sales	560,284	521,691	1,004,316	1,005,218
Depreciation and amortization	235,574	246,800	470,752	478,930
General and administrative	339,240	223,579	607,339	431,239
Total Operating Expenses	5,271,430	5,260,493	10,556,126	10,462,209

Operating Income	893,429	1,067,452	733,344	1,307,204
Interest, dividend and other income	109,864	91,168	216,321	196,589
Change in value of investments	160,882	(432,113)	589,935	(193,835)

Earnings before provision for income taxes	1,164,175	726,507	1,539,600	1,309,958

Provision for income taxes	286,500	169,065	376,600	312,135

Net Earnings	$877,675	$557,442	$1,163,000	$997,823

Earnings per share-basic & diluted	$.17	$.11	$.23	$.19

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$903,170	$903,170	$1,806,341	$1,780,535

Per share, dividends paid, Class A	$.175	$.175	$.35	$.345

Per share, dividends paid, Class B	$.175	$.175	$.35	$.345

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 29, 2019 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	December 29,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,807,717	$269,844
Short-term investments	134,153	433,249
Marketable investment securities	6,641,483	7,029,916
Inventories	503,725	518,121
Prepaid expenses and other	746,990	740,476
Income taxes refundable	290,727	441,402
TOTAL CURRENT ASSETS	10,124,795	9,433,008
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $40,851,916 and $41,706,408	18,126,755	18,141,526
OTHER ASSETS:
Right to use asset	1,892,151	-
Cash surrender value-life insurance	227,102	747,102
Other	65,315	67,315
TOTAL OTHER ASSETS	2,184,568	814,417
TOTAL ASSETS	$30,436,118	$28,388,951

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$492,729	$820,491
Accrued expenses	686,181	1,032,823
Dividends payable	903,170	903,170
Other current liabilities	1,776,511	308,794
TOTAL CURRENT LIABILITIES	3,858,591	3,065,278
Lease liability	1,749,533	-
DEFERRED INCOME TAXES	1,551,169	1,403,507
TOTAL LIABILITIES	7,159,293	4,468,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Retained earnings	14,906,620	15,549,961
TOTAL STOCKHOLDERS' EQUITY	23,276,825	23,920,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,436,118	$28,388,951

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	December 29,	December 30,
	2019	2018
Cash Flows From Operating Activities
Net earnings	$1,163,000	$997,823
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	470,752	478,930
Amortization of right to use asset	85,372	-
Increase (decrease) in deferred taxes	147,662	(48,865)
Unrealized (gain) loss on marketable securities	(585,731)	193,835
Net purchases of marketable securities	(16,349)	(27,712)
Gain on sale of trading securities	(9,487)	-
Decrease in long-term assets	2,000	-
Changes in assets and liabilities
Decrease (increase) in inventories	14,396	(72,115)
Decrease in prepaid & other	513,486	608,437
Decrease in accounts payable	(327,762)	(340,903)
Decrease in accrued expenses	(346,642)	(497,163)
Decrease (increase) in income taxes refundable	150,675	(15,600)
Increase in other current liabilities	1,318,844	1,360,495
Decrease in long-term compensation	-	(17,440)
Decrease in lease liability	(79,117)	-

Net cash provided by operating activities	2,501,099	2,619,722

Cash Flows From Investing Activities
Net expenditures for land, building and equipment	(455,981)	(308,596)
Net sales & maturities (purchases) of short-term investments	299,096	100,057
Proceeds from sale of securities	1,000,000	-

Net cash provided by (used in) investing activities	843,115	(208,539)

Cash Flows From Financing Activities
Payment of cash dividends	(1,806,341)	(1,780,535)

Net cash used in financing activities	(1,806,341)	(1,780,535)

Net Increase in Cash and Equivalents	1,537,873	630,648

Cash and Equivalents, Beginning of period	269,844	1,008,433

Cash and Equivalents, End of period	$1,807,717	$1,639,081

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$86,700	$376,600

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 1, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,102,745	$14,010,725
Cash dividends paid	-	-	-	-	-	-	(903,170)
Reclassification of unrealized gain on available available-for-sale securities from other comprehensive income to retained earnings	-	-	-	-	-	(2,102,745)	2,102,745
Net earnings for the quarter quarter	-	-	-	-	-	-	440,381
Balance, September 30, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,650,681
Cash dividends paid	-	-	-	-	-	-	(903,170)
Net earnings for the quarter quarter	-	-	-	-	-	-	557,442
Balance, December 30, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,304,953

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 30, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,549,961
Cash dividends paid	-	-	-	-	-	-	(903,170)
Net earnings for the quarter quarter	-	-	-	-	-	-	285,325
Balance, September 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$14,932,116
Cash dividends paid	-	-	-	-	-	-	(903,171)
Net earnings for the quarter quarter	-	-	-	-	-	-	877,675
Balance, December 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$14,906,620

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twenty-six Weeks Ended

December 29, 2019

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

2.    Investments

The Company’s investments are categorized as current assets. Short-term investments consist of certificates of deposits and treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at December 29, 2019 and June 30, 2019 were as follows:

December 29, 2019 Description	Fair Value	Cost basis	Unrealized Gain (Loss)
Short-term investments	$134,153	$134,153	$-
Equity securities	$5,684,527	$1,279,914	$4,404,613
Mutual funds	$956,956	$947,249	$9,707
June 30, 2019 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$433,249	$433,249	$-
Equity securities	$5,100,341	$1,279,914	$3,820,427
Mutual funds	$1,929,575	$1,921,413	$8,162

The fair values of the Company’s investments were determined as follows:

December 29, 2019 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury Bills	$-	$134,153	$-
Equity securities	5,684,527	-	-
Mutual funds	956,956	-	-

Total	$6,641,483	$134,153	$-
June 30, 2019 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$433,249	$-
Equity securities	5,100,341	-	-
Mutual funds	1,929,575	-	-

Total	$7,029,916	$433,249	$-

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
Uniti shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	135

The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.     Leasing arrangements

As of December 29, 2019, the Company leased one bowling center.  The lease is classified as an operating lease in accordance with ASU 2016-02.  For the 26 week period ended December 29, 2019, the Company recorded amortization of its right to use asset under the lease of $85,372 which is included as a component of rent expense.  The lease liability at December 29, 2019 was $1,898,406. The current portion of the lease liability of $148,873 is included in other current liabilities on the accompanying condensed consolidated balance sheet.

4.     Commitments and Contingencies

The Company’s purchase commitments at December 29, 2019, are for materials, supplies, services and equipment as part of the normal course of business.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period.  The Company does not believe it will materially impact disclosures.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation; however, the stocks held by the Company have historically had relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and equity securities, primarily telecommunications stocks, with the perceived potential of appreciation. The Company considers that this diversity also provides a measure of safety of principal.

With the exception of 13,120 shares of Verizon, the equity securities in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. Since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,300,000 in dividends, the majority of which received favorable tax treatment in the form of a dividends received deduction from federal taxable income. While the favorable tax treatment continues into this fiscal year, the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent deductible. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on December 29, 2019 was approximately $5,685,000 and on June 30, 2019 was approximately $5,100,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. In August 2019, $1,000,000 of this fund was redeemed to meet the August 2019 dividend payment. The fund is carried at fair value on the last day of the reporting period. At December 29, 2019, the fair value was approximately $957,000 and at June 30, 2019, the fair value was $1,930,000.

Short-term investments including Certificates of Deposits, and cash and cash equivalents totaled $1,942,000 at the end of the fiscal second quarter of 2020 compared to $703,000 at June 30, 2019.

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

In the six-month period ended December 29, 2019, the Company expended approximately $455,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and has no plans to obtain third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 29, 2019, league deposits of approximately $1,386,000 were included in the current liabilities category.

Cash flow provided by operating activities in the twenty-six weeks ended December 29, 2019 was $2,501,000 which, along with cash on hand, and redemption of a portion of the Vanguard GNMA fund, mentioned above, was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $903,000, or $.175 per share, were paid to shareholders during the quarter ended December 29, 2019, and the six months total was approximately $1,806,000 or $.35 per share.   In December 2019, the Company declared a regular quarterly dividend of $.175 per share, payable February 12, 2020 to shareholders of record on January 10, 2020. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

OVERVIEW

 The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences.  Generally, promotional and open play bowling which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. While bowling has the advantage of being an entertainment that is close to home and relatively inexpensive, new forms of sports and entertainment are offered to the public continually creating challenges, but our response is helped by having the resources to be able to promote the sport. Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  The Company operates primarily in the Washington, DC area where its business is also vulnerable to sequestration or other downsizing of the federal government.

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended December 29, 2019, and December 30, 2018, and the dollar and percentage changes therein.

	Thirteen weeks ended
	December 29, 2019 and December 30, 2018
	Dollars in thousands
	12/29/2019	12/30/2018	$ Change	% Change
Operating Revenues:
Bowling and other	$4,311	$4,410	$(99)	(2.2)%
Food, beverage and merchandise sales	1,854	1,918	(64)	(3.3)
Total Operating Revenue	6,165	6,328	(163)	(2.6)
Operating Expenses:
Employee Compensation and benefits	2,723	2,762	(39)	(1.4)
Cost of bowling and other services	1,413	1,507	(94)	(6.2)
Cost of food, beverage and merchandise sales	560	522	38	7.3
Depreciation and amortization	236	247	(11)	(4.4)
General and administrative	339	223	116	52.0
Total Operating Expenses	5,271	5,261	10	.2

Operating Income	894	1,067	(173)	(16.2)
Interest, dividend and other income	110	91	19	20.9
Change in value of marketable securities	160	(432)	592	137.0

Earnings before taxes	1,164	726	438	59.0
Income taxes (benefit) provision	286	169	117	69.2
Net Earnings	$878	557	321	57.6%

	Twenty-six weeks ended
	December 29, 2019 and December 30, 2018
	Dollars in thousands
	12/29/2019	12/30/2018	$ Change	% Change
Operating Revenues:
Bowling and other	$7,920	$8,243	$(323)	(3.9)%
Food, beverage and merchandise sales	3,369	3,526	(157)	(4.5)
Total Operating Revenues	11,289	11,769	(480)	(4.1)
Operating Expenses:
Employee Compensation and benefits	5,458	5,503	(45)	(0.8)
Cost of bowling and other services	3,016	3,044	(28)	(0.9)
Cost of food, beverage and merchandise sales	1,004	1,005	(1)	(0.1)
Depreciation and amortization	471	479	(8)	(1.7)
General and administrative	607	431	176	40.8
Total Operating Expenses	10,556	10,462	94	.9

Operating income	733	1,307	(574)	(43.9)
Interest, dividend and other income	217	197	20	10.2
Change in value of marketable securities	590	(194)	784	404.1

Earnings before taxes	1,540	1,310	230	17.6
Income taxes (benefit) provision	377	312	65	20.8
Net Earnings	$1,163	$998	$165	16.5%

Earnings were $877,675 or $.17 per share for the thirteen week period and $1,163,000 or $.23 per share for the twenty-six week period ended December 29, 2019.  For the thirteen-week and twenty-six week periods ended December 30, 2018, net earnings were $557,442 or $.11 per shares and $997,823 or $.19 per share, respectively. Eighteen locations were in operation in the first month of the current 26 week period, before the Manassas closing, mentioned above, and throughout the prior year 26 week period. The operation of one fewer center in the current year period impacted comparisons of revenues and expenses shown in this report. Expenses related to closing the Manassas center were approximately $104,000 in the first quarter. Management believes that weather conducive to outdoor activities during the current year 26 week period contributed to a decline in open play bowling. The operating results for the fiscal 2020 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues decreased $163,000 or 2.6% to $6,165,000 in the quarter ended December 29, 2019 compared to a decrease of $41,000 or 0.6% to $6,328,000 in the three-month period ended December 30, 2018.  The current fiscal six-month period operating revenues were down $480,000 or 4.0% versus an increase of $137,000 or 1.2% in the comparable six-month period a year ago.  Bowling and other revenue decreased $99,000 in the quarter and decreased $323,000 year-to-date for the periods ended December 29, 2019 versus a decrease of $75,000 in the quarter and an increase of $10,000 for the six-month period ended December 30, 2018.

Food, beverage and merchandise sales decreased $64,000 or 3.3% in the current year quarter and were down $157,000 or 4.5% in the six-month period.  Cost of sales increased 7.3% in the current fiscal three month period and decreased 0.9% for the six month period ended December 29, 2019.

Operating Expenses

Operating expenses were up $10,000 or 0.2% in the current three month period and increased $94,000 in six-month period or less than 1%, versus a decrease of $10,000 or 0.2% and an increase of $124,000 or 1.2% in the three and six month periods last year, respectively.  Employee compensation and benefits for the current three and six month periods were down $39,000 or 1.4% and $45,000 or 0.8%, respectively, primarily the result of the closing of a location, mentioned above, although the Company continues to contend with the tight labor market and increased overtime. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $28,000 or 0.9% and increased $68,000 or 2.3% in the six-month periods ended December 29, 2019 and December 30, 2018, respectively. In the twenty-six weeks ended December 29, 2019, building maintenance and repair costs increased $29,000 or 34.9% primarily due to a major plumbing repair at one location.

Advertising costs during the current year twenty-six week period ended December 29, 2019 were down $23,000 or11.1%. For the fiscal six month period ended December 29, 2019 utility costs declined $14,000 or 1.9%. Supplies and services expenses were up $25,000 or 7.4% in the current year six-month period.

Insurance expense excluding health insurance decreased 4.9% in the current year-to-date period however spring renewal premiums are expected to increase over the prior year.

Depreciation and amortization expense decreased 1.7% in the current six-month period versus an increase of 1.1% in the prior year six-month period.

As a result of the above, the first six-month period of fiscal 2020 resulted in operating income of $733,000 compared to operating income of $1,307,000 in the prior year comparable six-month period.

Interest, Dividend and Other Income

Interest, dividend and other income increased $20,000 in the fiscal 2020 six-month period and increased $11,000 in the comparable 2019 year-to-date period, respectively.

Income Taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. Taxes for both the fiscal 2020 and 2019 periods reflect the reduced rate.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 29, 2019. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 29, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.   Exhibits.

20	Press release issued February 11, 2020 (furnished herewith)

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended December 29, 2019 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 11, 2020	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, CEO and CFO