Form 10-Q
period 2020-03-29
BOWL AMERICA INC
filed 2020-05-12
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: March 29, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
May 08, 2020
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29,	March 31,	March 29,	March 31,
	2020	2019	2020	2019
Operating Revenues:
Bowling and other	$4,455,810	$5,258,124	$12,376,206	$13,501,062
Food, beverage and merchandise sales	1,803,800	2,184,623	5,172,874	5,711,098
Total Operating Revenues	6,259,610	7,442,747	17,549,080	19,212,160

Operating Expenses:
Employee compensation and benefits	2,648,427	2,843,147	8,106,410	8,346,536
Cost of bowling and other services	1,462,254	1,583,435	4,477,990	4,626,868
Cost of food, beverage and merchandise sales	532,943	629,794	1,537,259	1,635,012
Depreciation and amortization	243,808	240,294	714,560	719,224
General and administrative	277,030	232,678	884,369	663,917
Total Operating Expenses	5,164,462	5,529,348	15,720,588	15,991,557

Operating Income	1,095,148	1,913,399	1,828,492	3,220,603
Interest, dividend and other income	96,842	101,150	313,163	297,739
Change in value of investments	(1,000,868)	367,820	(410,933)	173,985
Earnings before provision for income taxes	191,122	2,382,369	1,730,722	3,692,327
Provision for income taxes	33,800	576,126	410,400	888,261

Net Earnings	$157,322	$1,806,243	$1,320,322	$2,804,066

Earnings per share-basic & diluted	$.03	$.35	$.26	$.54

NET EARNINGS PER SHARE	$.03	$.35	$.26	$.54

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$903,170	$903,170	$2,709,511	$2,683,706

Per share, dividends paid, Class A	$.175	$.175	$.525	$.52

Per share, dividends paid, Class B	$.175	$.175	$.525	$.52

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 29, 2020 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

 BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 29,	June 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,154,121	$269,844
Short-term investments	134,170	433,249
Marketable investment securities	5,646,551	7,029,916
Inventories	486,706	518,121
Prepaid expenses and other	98,217	740,476
Income taxes refundable	322,106	441,402
TOTAL CURRENT ASSETS	9,841,871	9,433,008
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $40,908,439 and $41,706,408	17,900,928	18,141,526
OTHER ASSETS:
Right to use asset	1,852,765	-
Cash surrender value-life insurance	225,164	747,102
Other	65,115	67,315
TOTAL OTHER ASSETS	2,143,044	814,417
TOTAL ASSETS	$29,885,843	$28,388,951

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$385,954	$820,491
Accrued expenses	661,313	1,032,823
Dividends payable	-	903,170
Other current liabilities	2,394,398	308,794
TOTAL CURRENT LIABILITIES	3,441,665	3,065,278
Lease liability	1,711,184	-
DEFERRED INCOME TAXES	1,298,847	1,403,507
TOTAL LIABILITIES	6,451,696	4,468,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Retained earnings	15,063,942	15,549,961
TOTAL STOCKHOLDERS' EQUITY	23,434,147	23,920,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,885,843	$28,388,951

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	March 29,	March 31,
	2020	2019
Cash Flows From Operating Activities
Net earnings	$1,320,322	$2,804,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	714,560	719,224
Amortization of right to use asset	124,758
(Decrease) increase in deferred taxes	(104,660)	43,861
Unrealized loss (gain) on marketable investment securities	415,137	(173,985)
Net purchases of marketable investment securities	(22,285)	(42,269)
Gain on sale of available-for-sale securities	(9,487)	-
Changes in assets and liabilities
Decrease (increase) in inventories	31,415	(65,900)
Decrease in prepaid & other	644,459	216,193
Decrease in accounts payable	(434,537)	(254,057)
Decrease in accrued expenses	(371,510)	(362,929)
Decrease (increase) income taxes refundable	119,296	(169,025)
Decrease in long-term deferred compensation	-	(17,440)
Decrease in lease liability	(115,667)	-
Increase in other current liabilities	1,934,932	2,046,729
Net cash provided by operating activities	4,246,733	4,744,468

Cash Flows From Investing Activities
Expenditures for land, building and equip	(473,962)	(389,734)
Net sales and maturities (purchases) of short-term investments	299,079	(297,691)
Proceeds from sale of available-for-sale securities	1,000,000	-
Decrease in cash surrender value of officers life insurance	521,938	-
Net cash provided by (used in)
Investing activities	1,347,055	(687,425)

Cash Flows From Financing Activities
Payment of cash dividends	(2,709,511)	(2,683,706)

Net cash used in financing activities	(2,709,511)	(2,683,706)

Net Increase in Cash and Equivalents	2,884,277	1,373,337

Cash and Equivalents, Beginning of period	269,844	1,008,433

Cash and Equivalents, End of period	$3,154,121	$2,381,770

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$401,200	$997,300

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 1, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,102,745	$14,010,725
Cash dividends declared Sept 2018 paid November 2018	-	-	-	-	-	-	(903,170)
Reclassification of unrealized gain on available-for-sale securities from other comprehensive income to retained earnings	-	-	-	-	-	(2,102,745)	2,102,745
Net earnings for the quarter	-	-	-	-	-	-	440,381
Balance, September 30, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,650,681
Cash dividends declared Dec 2018 paid February 2019	-	-	-	-	-	-	(903,170)
Net earnings for the quarter	-	-	-	-	-	-	557,442
Balance, December 30, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,304,953
Cash dividends declared Mar 2019 paid May 2019	-	-	-	-	-	-	(903,171)
Net earnings for the quarter	-	-	-	-	-	-	1,806,243
Balance, March 31, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108		16,208,025

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, June 30, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,549,961
Cash dividends declared Sept 2019 paid November 2019	-	-	-	-	-	-	(903,170)
Net earnings for the quarter	-	-	-	-	-	-	285,325
Balance, September 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$14,932,116
Cash dividends declared Dec 2019 paid February 2020	-	-	-	-	-	-	(903,171)
Net earnings for the quarter	-	-	-	-	-	-	877,675
Balance, December 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$14,906,620
Net earnings for the quarter							157,322
Balance, March 29, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108		15,063,942

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Weeks Ended

March 29, 2020

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

2.    Investments

The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits and Treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at March 29, 2020 and June 30, 2019 were as follows:

March 29, 2020 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Short-term investments	$134,170	$134,170	$-
Equity securities	$4,660,915	$1,279,914	$3,381,001
Mutual fund	$985,636	$953,185	$32,451

June 30, 2019 Description	Fair Value	Cost basis	Unrealized Gain/ (loss)
Short-term investments	$433,249	$433,249	$-
Equity securities	$5,100,341	$1,279,914	$3,820,427
Mutual funds	$1,929,575	$1,921,413	$8,162

The fair values of the Company’s investments were determined as follows:

March 29, 2020 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury bills	$-	$134,170	$-
Equity securities	4,660,915	-	-
Mutual fund	985,636	-	-

Total	$5,646,551	$134,170	$-

June 30, 2019 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$433,249	$-
Equity securities	5,100,341	-	-
Mutual fund	1,929,575	-	-

Total	$7,029,916	$433,249	$-

The shares of common stock included in the equity securities portfolio as of March 29, 2020 were:

AT&T shares	82,112
Manulife shares	2,520
Uniti Group shares (formerly CSAL)	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
Sprint shares	40,000
Verizon shares	31,904
Windstream shares	135

On April 1, 2020, T-Mobile and Sprint completed their merger exchanging 40,000 shares of Sprint for 4,102 shares of T-Mobile.

The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.    Leasing arrangements

As of March 29, 2020, the Company leased one bowling center.  The lease is classified as an operating lease in accordance with ASU 2016-02.  For the 39 week period ended March 29, 2020, the Company recorded amortization of its right to use asset under the lease of $124,758 which is included as a component of rent expense.  The lease liability at March 29, 2020 was $1,861,856. The current portion of the lease liability of $150,672 is included in other current liabilities on the accompanying condensed consolidated balance sheet.

4.   Commitments and Contingencies

The Company’s purchase commitments at March 29, 2020 are for materials, supplies, services and equipment as part of the normal course of business.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. More recent risks and uncertainties include the ongoing effects of the business disruption related to the current COVID-19 pandemic on revenues, operating income, the ability to reopen locations, governmental regulations to limit the spread of COVID-19 such as social distancing and enhanced safety measures, times of operation and reaction should the virus rise again. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business, our sales and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as the date hereof. We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

COVID-19

The Company closed all bowling centers on March 18, 2020, as required by the orders from the state and federal governments in an effort to stop the spread of COVID-19. Most employees were laid off temporarily but will be called back as needed for their services as we reopen. While this center closure is expected to be temporary, with no known time frame for reopening, or what steps will have to been taken for a reopening, we cannot currently estimate the full financial impact to the Company. However, because the center closure occurred near the end of the quarter ended March 29, 2020, the impact was not as great as it will be for the fourth quarter ending June 28, 2020 during which we will have no revenues unless our centers are able to reopen prior to the end of the quarter. Many leagues decided to end their seasons early as it became clear that a reopening would not occur quickly. The Company did not receive league lineage fees for the weeks during which there was no bowling. Restrictions on operations upon reopening in our operating areas will likely result in few summer leagues and modified hours of operation assuming our centers are able to re-open. The Company suspended its quarterly dividend and expects to use cash on hand and, if necessary, its reserves, until the centers reopen.

LIQUIDITY AND CAPITAL RESOURCES

The Company has long viewed a strong financial position as a major benefit to shareholders and has invested a portion of earnings to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation; however, the stocks held by the Company have historically had relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks. The Company considers that this diversity also provides a measure of safety of principal. Regulatory orders requiring the closure of our bowling centers in March 2020 with an uncertain time for reopening could require use of those reserves.

With the exception of 13,120 shares of Verizon, the equity securities in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now Sprint) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,300,000 in dividends, the majority of which received favorable tax treatment in the form of a dividends received deduction from federal taxable income. While the deduction continues into this fiscal year, the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent deductible. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on March 29, 2020 was approximately $4,661,000 and on June 30, 2019 was approximately $5,100,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000.    In August 2019, $1,000,000 of this fund was redeemed to meet the August 2019 dividend payment. The fund is carried at fair value on the last day of the reporting period. At March 29, 2020, the value was approximately $985,000 and at June 30, 2019, the value was $1,930,000.

Short-term investments, including Certificates of Deposits, Treasury Bills and cash and cash equivalents totaled $3,288,000 at the end of the fiscal third quarter of 2020 compared to $703,000 at June 30, 2019.

The Company’s position in all the above investments is a source of capital for use as needed to pay league prize funds and expenses during the COVID-19 shutdown and reopening. Barring additional catastrophic or unknown events, cash on hand and the investments noted above should provide funding for the Company through September 2020 should the locations remain closed. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s available resources. The Board of Directors reviews the portfolio and any use of this reserve at its quarterly meetings.

In the nine-month period ended March 29, 2020, the Company expended approximately $473,000 for the purchase of building, entertainment and restaurant equipment. The Company has no long-term debt and currently has no plans to obtain third party funding as cash and cash flows are sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At March 29, 2020, league deposits of approximately $1,952,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended March 29, 2020 was $4,247,000 which, along with cash on hand was sufficient to meet day-to-day cash needs and pay dividends. Cash dividends of approximately $903,000, or $.175 per share, were paid to shareholders during the quarter ended March 29, 2020, and the nine months total was approximately $2,710,000 or $.525 per share.   In March 2020 the Company suspended its regular quarterly dividend due to the unpredictability of the business interruption from COVID-19. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

OVERVIEW

The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences.  Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. While bowling has the advantage of being an entertainment that is close to home and relatively inexpensive, new forms of sports and entertainment are offered to the public continually creating challenges, but our response is helped by having the resources to be able to promote the sport.  Weather is also a factor, especially for casual bowlers.  While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered.  The Company operates primarily in the Washington, DC area where its business is vulnerable to sequestration or other downsizing of the federal government. The Company currently operates 17 bowling centers, 16 of which are owned by the Company and 1 of which is a leased center. In March 2019, the Company elected not to renew the lease for its bowling center in Manassas due to the performance at the center. The lease terminated August 31, 2019.

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended March 29, 2020, and March 31, 2019, and the dollar and percentage changes therein

	Thirteen weeks ended
	March 29, 2020 and March 31, 2019
	Dollars in thousands
	2020	2019	Change	% Change
Operating Revenues:
Bowling and other	$4,456	$5,258	$(802)	(15.3)
Food, beverage and merchandise sales	1,804	2,185	(381)	(17.4)
Total Operating Revenue	6,260	7,443	(1,183)	(15.9)
Operating Expenses:
Employee Compensation and benefits	2,649	2,843	(194)	(6.8)
Cost of bowling and other services	1,462	1,583	(121)	(7.6)
Cost of food, beverage and merchandise sales	533	630	(97)	(15.4)
Depreciation and amortization	244	240	4	1.7
General and administrative	277	233	44	18.9
Total Operating Expenses	5,165	5,529	(364)	(6.6)
Operating Income	1,095	1,914	(819)	(42.8)
Interest, dividend and other income	97	101	(4)	(4.0)
Change in value of marketable investment securities	(1,001)	367	(1,368)	(372.7)
Earnings before taxes	191	2,382	(2,191)	(92.0)
Income taxes	34	576	(542)	(94.1)
Net Earnings	$157	1,806	(1,649)	(91.3)

	Thirty-nine weeks ended
	March 29, 2020 and March 31, 2019
	Dollars in thousands
	2020	2019	Change	% Change
Operating Revenues:
Bowling and other	$12,376	$13,501	$(1,125)	(8.3)
Food, beverage and merchandise sales	5,173	5,711	(538)	(9.4)
Total Operating Revenues	17,549	19,212	(1,663)	(8.7)
Operating Expenses:
Employee Compensation and benefits	8,107	8,346	(239)	(2.9)
Cost of bowling and other services	4,478	4,627	(149)	(3.2)
Cost of food, beverage and merchandise sales	1,537	1,635	(98)	(6.0)
Depreciation and amortization	715	719	(4)	(0.6)
General and administrative	884	664	220	33.1
Total Operating Expenses	15,721	15,991	(270)	(1.7)
Operating income	1,828	3,221	(1,393)	(43.3)
Interest, dividend and other income	313	297	16	5.4
Change in value of marketable investment securities	(411)	174	(585)	(336.2)
Earnings before taxes	1,730	3,692	(1,962)	(53.1)
Income taxes	410	888	(478)	(53.8)
Net Earnings	$1,320	$2,804	$(1,484)	(52.9)

The Company closed all bowling centers on March 18, 2020, as the orders from the state and federal governments required, in an effort to stop the spread of COVID-19. While this closure is expected to be temporary, with no known time frame for lifting the ban or for reopening, we cannot currently estimate the full financial impact to the Company. Many leagues decided to end their seasons early as it became clear that a reopening would not occur quickly. Because the closure occurred near the end of the quarter ended March 29, 2020 the impact was not as great as it will be for the fourth quarter.

Net earnings, including the decrease in the value of investment securities of $1,001,000 for the thirteen week period ended March 29, 2020, were $157,322 or $.03 per share. Net earnings for the thirty-nine week period ended March 29, 2020, including a decrease in the value of investment securities of $411,000 were $1,320,322 or $.26 per share.

For the thirteen-week and thirty-nine week periods ended March 31, 2019,including increases in the value of investment securities of $367,000 and $174,000, respectively, net earnings were $1,806,243 or $.35 per share and $2,804,066 or $.54 per share, respectively.

Seventeen centers were in operation for 8 of the 9 months in the current year period following the closing of the Mathis Avenue, Manassas center on July 28, 2019. Expenses related to the center closing were approximately $104,000 and were reported in the current year first quarter. Eighteen centers were in operation throughout the prior year periods.

The operating results for fiscal 2020 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues decreased $1,183,000 to $6,260,000 in the most recent quarter compared to a decrease of $183,000 to $7,443,000 in the three-month period ended March 31, 2019.  The current fiscal nine month period operating revenues were down $1,663,000 versus a decrease of $46,000 in the comparable nine month period a year ago.  Bowling and other revenue decreased $802,000 in the quarter and $1,125,000 year-to-date for the periods ended March 29, 2020 versus decreases of $165,000 in the quarter and $155,000 for the nine-month period ended March 31, 2019.

Food, beverage and merchandise sales decreased $381,000 or 17.4% in the current year quarter and were down $538,000 or 9.4% in the nine-month period.  Cost of sales decreased 15.4% in the fiscal three months and decreased 6.0% in the nine month periods ended March 29, 2020.

Operating Expenses

Operating expenses decreased $364,000 or 6.6% and $270,000 or 1.7% in the current three month and nine-month periods versus increases of  $104,000 or 1.9% and $228,000 or 1.5%, respectively, in the three and nine month periods last year.  Employee compensation and benefits for the fiscal 2020 third quarter were down $194,000 or 6.8% and $239,000 or 2.9% in the nine month period.   In the comparable prior year quarter there was an increase of $42,000 or 1.5% and the nine month period ended March 31, 2019 showed an increase of $140,000 or 1.7%. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $121,000 or 7.6% and $149,000 or 3.2% in the three month and nine month periods ended March 29, 2020, respectively. In the prior year comparable three month and nine month periods the same category showed increases of $35,000 and $103,000, or 2.3% each, respectively. In the thirty-nine weeks ended March 29, 2020 maintenance and repair costs decreased $65,000 or 9.2% and in the comparable period last year costs increased $38,000 or 5.6%. Both periods included repairs to roofs and changeover to LED lighting in signs and parking lot lights, however the prior year period included snow removal costs of $38,000. Advertising costs during the current year thirty-nine week period ended March 29, 2020, decreased $7,000 or 2.6%. For the fiscal nine-month period ended March 29, 2020 utility costs were down $39,000 or 3.7%. Supplies and services expenses were up less than 1% for the current nine month period.

Insurance expense excluding health insurance decreased 3.5% in the current year-to-date period versus a decrease of less than 1% in last year’s comparable period.

Depreciation and amortization expense was up approximately 1.0% in both the current and prior year nine-month periods due to capital expenditures.

As a result of the above, the nine-month period of fiscal 2020 resulted in operating income of $1,828,492 compared to operating income of $3,220,603 in the prior year comparable nine-month period.

Interest, Dividend and Other Income

Interest and dividend income decreased however an increase in parking space rental income resulted in an overall increase of $15,000 in the category in the fiscal 2020 nine-month period.

Income Taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. Taxes for both the fiscal 2020 and 2019 periods reflect the reduced federal rate.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective based on the evaluation of such controls and procedures as of March 29, 2020. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 29, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 1A,      Risk Factors.

The COVID-19 outbreak is having a material adverse effect on our business and liquidity

The COVID-19 pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the material adverse effect of the pandemic on the economy, our employees and customers, customer sentiment in general, and our bowling centers. The pandemic has materially adversely effected our near-term revenues, earnings, liquidity and cash flows, and has required significant actions in response, including but not limited to, employee furloughs and center closings, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. The Company cannot reasonably estimate the severity of COVID-19 on our operations but it currently anticipates a material adverse impact on our financial position, cash flows and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Item 6.  Exhibits.

20	Press release issued May 12, 2020 (furnished herewith)

31	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and thirty-nine weeks ended March 29, 2020 in eXtensible Business Reporting Language

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 12, 2020	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, CEO and CFO