Form 10-K
period 2020-06-28
BOWL AMERICA INC
filed 2020-09-24
CIK 13573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2020                        Commission file Number 1-7829

BOWL AMERICA INCORPORATED

(Exact name of registrant as specified in its charter.)

 MARYLAND                                                 54-0646173

(State of Incorporation)               (I.R.S. Employer Identification No.)

6446 Edsall Road, Alexandria, Virginia         22312

(Address of principal executive offices) (Zip Code)

(703) 941-6300

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common stock (par value $.10)	BWL-A	NYSE Americ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  YES ☐ NO ☒

As of December 27, 2019, the last business day of the registrant's most recently completed second quarter, 3,746,454 Class A common shares were outstanding, and the aggregate market value of such shares (based upon the closing price of $14.78 per share as reported on the NYSE American) held by non-affiliates of the registrant was approximately $36 million. As of that date, 1,414,517 Class B common shares were outstanding. Class B common shareholders have the right to convert their Class B common stock to Class A common stock on a share for share basis. If all of the Class B shares were converted to Class A shares as of December 27, 2019, the total aggregate market value for both classes of common stock held by non-affiliates would be approximately $38 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Shares outstanding at
September 15, 2020
Class A Common Stock
$.10 par value	3,746,454
Class B Common Stock
$.10 par value	1,414,517

 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days after June 28, 2020, are incorporated by reference into Part III of this Form 10-K. The Selected Financial Data (Item 6), Management’s Discussion & Analysis (Item 7), Financial Statements (Item 8) and Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A) attached to this filing as exhibits are incorporated herein by reference.

BOWL AMERICA INCORPORATED

INDEX TO FISCAL 2020 10-K FILING

Page
PART I

ITEM 1.	Business	1

ITEM 1A.	Risk Factors	1

ITEM 2.	Properties	2

ITEM 3.	Legal Proceedings	2

ITEM 4.	Mine Safety Disclosures	2

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	2

ITEM 6.	Selected Financial Data	3

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

ITEM 8.	Financial Statements and Supplementary Data	3

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	3

ITEM 9A	Controls and Procedures	3

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	4

ITEM 11.	Executive Compensation	4

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	4

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	4

ITEM 14.	Principal Accountant Fees and Services	4

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Financial Statements	5
(b)	Exhibits	5

Signatures		6-7

PART I

ITEM 1. BUSINESS

         Bowl America Incorporated (herein referred to as the “Company”) was incorporated in 1958. The Company commenced business with one bowling center in 1958, and at the end of fiscal year 2020, the Company and its wholly-owned subsidiaries operated 17 bowling centers, 16 of which are owned centers. In March 2019, the Company elected not to renew the lease on one location. The lease terminated August 31, 2019.

         The Company operates in one segment. Its principal source of revenue consists of fees charged for the use of bowling lanes and other facilities and from the sale of food and beverages for consumption on the premises. At the end of the fiscal year 2020, the Company had operating revenues from continuing operations of approximately $17.8 million, and approximately $29 million in total assets. Merchandise sales, including food and beverages, were approximately 30% of operating revenues. The balance of operating revenues (approximately 70%) represents fees for bowling and related services. Earnings per share for fiscal 2020 were $0.08.

         As of September 1, 2020 the Company operated 9 bowling centers in the greater metropolitan area of Washington, D.C., one bowling center in the greater metropolitan area of Baltimore, Maryland, three bowling centers in the greater metropolitan area of Jacksonville, Florida, and four bowling centers in the greater metropolitan area of Richmond, Virginia. These 17 bowling centers contain a total of 682 lanes.

         These establishments are fully air-conditioned with facilities for service of food and beverages, game rooms, rental lockers, and meeting room facilities. All centers provide shoes for rent, and bowling balls are provided free. In addition, each center sells retail bowling accessories. Most locations are equipped for glow-in-the-dark bowling, popular for parties and non-league bowling. The Company outsources the operation of its amusement games to a third party for a flat annual fee.

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

        The Company maintains a website at www.bowl-america.com. Information included on the Company’s website is not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS

The COVID-19 pandemic is having a material adverse effect on our business and liquidity.

The COVID-19 pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the material adverse effect of the pandemic on the economy, our employees and customers, customer sentiment in general, and our bowling centers. The pandemic has materially adversely effected our near-term revenues, earnings, liquidity and cash flows, and has required significant actions in response, including but not limited to, employee furloughs and center closings, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Adverse developments could cause us to liquidate our securities portfolio, seek debt financing or sell one or more of our operating properties, at prices and/or at times that are not favorable, in order to fund continuing operations. In addition, there can be no assurance that the Company will re-commence paying dividends in the future.

Future developments in the continuously changing pandemic environment, whether new mandated closures or restrictions, a worsening of the global and local economy, high unemployment rates, reduced consumer discretionary spending and other factors can negatively affect our business, however it is difficult to determine with much accuracy what the longer term impact could be. Many customers have returned to our centers for open play bowling and our fall league bowling season has begun better than expected. We remain at a mandated 50% capacity, but we have been able to be creative in making maximum use of space while following requirements. However, revenues from parties and corporate events are currently non-existent.

The pandemic continues, with the length, severity and possible resurgence unknown. Management believes the effects of the pandemic will continue to have an adverse effect on our revenues, financial condition, liquidity and operating results for fiscal 2021 and sometime after. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

ITEM 2. PROPERTIES

         The Company owns its general corporate offices which are located at 6446 Edsall Road, Alexandria, Virginia 22312. One of the Company's bowling centers is located in leased premises, and the remaining sixteen centers are owned by the Company. The Company's lease expires in fiscal 2030. The specific locations of the bowling centers are discussed under Item 1(c).

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

         The principal market on which the Company's Class A Common Stock is traded is the NYSE American. The Company's Class B Common Stock is not listed on any exchange and is not publicly traded. Each share of Class B Common Stock can be converted into one share of Class A Common Stock at any time.

 Holders

       As of July 1, 2020, the approximate number of holders of record of the Company's Class A Common Stock was 262 and of the Company's Class B Common Stock was 17.

 Cash Dividends

         The table below presents the quarterly cash dividends per share of Class A Common Stock and Class B Common Stock paid, and the quarter in which the payment was made during fiscal 2020 and 2019.

Class A and Class B Common Stock
Quarter	2020	2019

First	17.5 cents	17 cents
Second	17.5 cents	17.5 cents
Third	17.5 cents	17.5 cents
Fourth	- cents	17.5 cents

         The Board of Directors decides the amount and timing of any dividend at its quarterly meetings based on its appraisal of the state of the business, the economic climate and estimate of future opportunities at such time. The Company suspended its quarterly dividend in light of the center closures and capacity limits as a result of the COVID-19 pandemic. There is no assurance that the Company will recommence paying dividends in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and notes thereto are set forth in Exhibit 99(c) on pages 17 through 30 of this Form 10-K and is incorporated herein by reference.

         Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2020. Additionally, the Company’s officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2020 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

         (b) Changes in Internal Control Over Financial Reporting

         There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended June 28, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) Financial Statements

               The following consolidated financial statements of Bowl America Incorporated and its subsidiaries are incorporated by reference in Part II, Item 8:

               Reports of Independent Registered Public Accounting Firms

               Consolidated balance sheets as of June 28, 2020 and June 30, 2019

               Consolidated statements of earnings and comprehensive earnings - years ended June 28, 2020 and June 30, 2019

               Consolidated statements of stockholders' equity - years ended June 28, 2020 and June 30, 2019

               Consolidated statements of cash flows - years ended June 28, 2020 and June 30, 2019

               Notes to the consolidated financial statements - years ended June 28, 2020 and June 30, 2019

         (b) Exhibits:

3.1	Articles of Incorporation of the Registrant and amendments through December 1994 thereto (incorporated by reference to Exhibit 3.1 to Form 10-K filed September 28, 2017)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-K filed September 28, 2017)

4.1	Description of Securities Registered Pursuant to Section 12 (filed herewith)

10.1	Amended Employment Agreement, dated as of September 26, 2019, between the Company and Cheryl A. Dragoo (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 26, 2019).

10.2	Promissory Note between the Company and Truist Bank (filed herewith)

20	Press release dated September 24, 2020

21	Subsidiaries of registrant (Incorporated by reference from exhibit number 21 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 2002.)

31	Written statement of the Chief Executive Officer and Chief Financial Officer (Rule 13a-14a Certification)

32	Written statement of Chief Executive and Chief Financial Officer (Section 1350 Certifications)

99(a)	Selected Financial Data (Item 6), set forth as page 15 hereof

99(b)	Management’s Discussion & Analysis of Financial Condition and Results of Operations (Item 7), set forth as pages 9-13 hereof

99(c)	Consolidated Financial Statements (Item 8), set forth as pages 17-30 hereof

99(d)	Management’s Annual Report on Internal Control Over Financial Reporting, (Item 9-A) set forth as page 8 hereof

101	Interactive files formatted in XBRL (Extensible Business Reporting Language)

BOWL AMERICA INCORPORATED

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWL AMERICA INCORPORATED

/s/ Cheryl A. Dragoo

Cheryl A. Dragoo

Chief Executive and Operating Officer and Chief Financial Officer,

President

Principal Financial and Accounting Officer

Date: September 24, 2020

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name, Title, Capacity

/s/ Cheryl A. Dragoo

Cheryl A Dragoo

President, Principal Executive

& Operating Officer, Principal Financial and

Accounting Officer and Director

Date: September 24, 2020

/s/ Ruth Macklin	/s/ Merle Fabian
Ruth Macklin	Merle Fabian
Senior Vice President, Secretary,	Director
Treasurer and Director

Date: September 24, 2020	Date: September 24, 2020

/s/ Allan L. Sher	/s/ Nancy Hull
Allan L. Sher	Nancy E. Hull
Director	Director

Date: September 24, 2020	Date: September 24, 2020

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

2. Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 28, 2020. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control-Integrated Framework” published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

3. Management has determined that the Company’s internal control over financial reporting, as of June 28, 2020, was effective. No material weaknesses in the Company’s internal control over financial reporting were identified by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

COVID-19

     The Company closed all bowling centers on March 18, 2020, as required by the orders from state and federal governments, in an effort to mitigate the spread of COVID-19. The majority of leagues chose to end their seasons early as it became clear that a return to bowling would not be quick. Our three Florida locations reopened in May 2020, which provided the Company some revenue in the fourth quarter of fiscal 2020 while all other centers remained closed. All of our Virginia centers reopened in early July, one Maryland location opened July 22 and the last closed center was allowed to reopen on August 31, 2020 with a maximum of 50 customers at one time. Almost all locations are currently required to operate at only 50% capacity. We have also implemented social distancing and enhanced cleaning procedures and all states in which we operate have mandated the wearing of masks in the centers except when eating or drinking. Our safety procedures are designed to keep employees and customers safe and have allowed us to offer league bowling. All center employees except the center manager were furloughed in March and the corporate staff was reduced to a minimum. Employees are returned to work as business requires. The Company maintained health insurance for all employees on the plan at the time of closure, paying the employee portion of premiums due for those furloughed.

     Future developments in the continuously changing pandemic environment, whether new mandated closures or restrictions, a worsening of the global and local economy, high unemployment rates, reduced consumer discretionary spending and other factors can negatively affect our business, however it is difficult to determine with much accuracy what the longer term impact could be. Many customers have returned to our centers for open play bowling and our fall league bowling season has begun better than expected. We remain at a mandated 50% capacity, but we have been able to be creative in making maximum use of space while following requirements. However, revenues from parties and corporate events are currently non-existent.

     The pandemic continues, with the length, severity and possible resurgence unknown. Management believes the effects of the pandemic will continue to have an adverse effect on our revenues, financial condition and operating results for fiscal 2021 and some time after.

OVERVIEW

    The Company is in the entertainment business which, by its nature, has ups and downs based on consumer tastes and preferences. Generally, promotional and open play bowling, which depends on the public’s discretionary budget dollars and their choices, accounts for more than half of our business. While bowling has the advantage of being an entertainment that is close to home and relatively inexpensive, new forms of sports and entertainment are offered to the public continually creating challenges. Weather is also a factor, especially for casual bowlers. While extreme heat or rainy weather prompt people to look for indoor activities, heavy snow storms can keep customers from reaching the centers. Postponed league games are made up later in the season, but lost open play income is never recovered. The Company operates primarily in the Washington, DC area where its business is vulnerable to sequestration or other downsizing of the federal government. The Company operated 17 bowling centers, sixteen of which are owned by the Company, throughout fiscal 2020. In March 2019, the Company elected not to renew the lease on Bowl America Manassas, one of its two leased centers due to poor performance. The center closed for business on July 28, 2019.

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

    With the exception of an additional 13,120 shares of Verizon, the shares of common stock in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now T-Mobile) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. While not all shares in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,500,000 in dividends, the majority of which are tax favored in the form of a partial exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on June 28, 2020 was approximately $4,725,000 and the value of securities held at June 30, 2019 was approximately $5,100,000.

     The Company’s original investment in the Vanguard GNMA mutual fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. The fund is carried at fair value on the last day of the reporting period. In August 2019, approximately $1,000,000 of this fund was redeemed to meet the August 2019 dividend payment. In May 2020, $500,000 was redeemed for funding for operating expenses and prize fund payments. At June 28, 2020 the fair value was approximately $491,000

     In March 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which is administered by the Small Business Administration was signed into law. The CARES Act established a Paycheck Protection Program (“PPP”) under which qualified businesses could apply for a loan to help fund payroll, rent and related costs. The Company applied for a PPP loan and on June 1, 2020 received $1,500,000 under a loan agreement which calls for interest of 1%. The loan repayment, after a seven month deferral, begins January 1, 2021 and final payment is due June 1, 2022. All or a portion of payments of principal and interest may be forgiven if used for covered, documented payroll costs, rent and utilities. We anticipate applying for loan forgiveness in the second quarter of fiscal 2021. Any amount not forgiven will be due at maturity. Any expenses paid with the loan and forgiven will not be deductible for federal tax purposes.

   Short-term investments including, Certificates of Deposits, US Treasury bills, and cash and cash equivalents totaled $1,793,000 at the end of fiscal 2020 and $703,000 at the end of fiscal 2019.

    The Company's position in all the above investments is a source of liquidity during downturns in business and in other times can serve as capital for expansion or other opportunities. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio regularly and any use of this reserve at its quarterly meetings. The Company believes that cash on hand and its position in the above securities as well as operating cash flows are currently sufficient to operate the business. However, in the event the COVID-19 pandemic causes future downturns in business or extends further into future periods, the Company may seek to obtain debt financing or sell one or more of its operating properties in order to generate operating funds.

    Cash flow provided by operating activities for the year ended June 28, 2020, was $862,000. Proceeds from GNMA dividends totaling approximately $26,000 in fiscal year 2020 were used to purchase additional shares in the fund. Cash flow, cash on hand and the partial redemption of GNMA funds, mentioned above, were used to meet the $2,710,000 required to pay regular dividends during the fiscal year.

     The Company paid cash dividends totaling approximately $2.7 million, or $.525 per share, to shareholders during the 2020 fiscal year. Dividends were suspended in March 2020 following the required shutdown of the Company’s bowling centers. The economic climate is part of the consideration at the Directors quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of opportunities at such time.

     Building, entertainment and restaurant equipment purchases during fiscal year 2020 used approximately $500,000.

RESULTS OF OPERATIONS

     Fiscal year 2020 and 2019 each consisted of 52 weeks. However, all of our locations were closed on March 18, 2020, during our busy winter league season, by government order resulting from the COVID-19 pandemic. Our three Florida locations were reopened in late May but were restricted to 50% capacity at any time. No other centers reopened in the fourth quarter of fiscal 2020. Accordingly, all comparisons in this discussion and throughout the report are significantly impacted by such closures. During the closure, with the exception of a manager at each location, all center personnel were furloughed and corporate office staff was severely reduced. Many maintenance and service contracts were suspended.

    The following table sets forth the items in our consolidated summary of operations for the fiscal fourth quarters ended June 28, 2020 and June 30, 2019, respectively, and the dollar and percentage changes therein.

	Thirteen weeks ended June 28, 2020 and June 30, 2019

	Dollars in thousands
	2020	2019	Change	% Change
Operating Revenues:
Bowling and other	$161	$3,640	$(3,479)	(95.6)%
Food, beverage & merchandise sales	71	1,567	(1,496)	(95.5)
	232	5,207	(4,975)	(95.5)
Operating Expenses:
Compensation & benefits	643	2,728	(2,085)	(76.4)
Cost of bowling & other	631	1,457	(826)	(56.7)
Cost of food, beverage & merchandise sales	32	479	(447)	(93.3)
Depreciation & amortization	242	264	(22)	(8.3)
General & administrative	167	284	(117)	(41.2)
	1,715	5,212	(3,497)	(67.1)
Loss on disposal of assets	(17)	(1)	(16)	(1600.0)
Operating income (loss)	(1,500)	(6)	(1,494)	(24900.0)
Interest, dividend and other income	130	107	23	21.5
Change in value of marketable investment securities	44	157	(113)	(72.0)
Earnings (loss) before taxes	(1,326)	258	(1,584)	(614.0)
Income taxes	(409)	12	(421)	(3508.3)
Net Earnings (Loss)	$(917)	$246	$(1,163)	(472.8)

     The following table sets forth the items in our consolidated summary of operations for the 52 week fiscal years ended June 28, 2020 and June 30, 2019, respectively, and the dollar and percentage changes therein.

	Fifty-two weeks ended June 28, 2020 and June 30, 2019

	Dollars in thousands
	2020	2019	Change	% Change
Operating Revenues:
Bowling and other	$12,537	$17,141	$(4,604)	(26.9)%
Food, beverage & merchandise sales	5,244	7,278	(2,034)	(27.9)
	17,781	24,419	(6,638)	(27.2)
Operating Expenses:
Compensation & benefits	8,750	11,074	(2,324)	(21.0)
Cost of bowling & other	5,109	6,084	(975)	(16.0)
Cost of food, beverage & merchandise sales	1,569	2,114	(545)	(25.8)
Depreciation & amortization	957	983	(26)	(2.6)
General & administrative	1,051	948	103	10.9
	17,436	21,203	(3,767)	(17.8)
Loss on disposal of assets	(17)	(1)	(16)	(1600.0)
Operating income	328	3,215	(2,887)	(89.8)
Interest, dividend and other income	443	404	39	9.6
Change in value of marketable investment securities	(367)	331	(698)	(210.9)
Earnings before taxes	404	3,950	(3,546)	(89.8)
Income taxes	1	901	(900)	(99.9)
Net Earnings	$403	$3,049	$(2,646)	(86.8)

     The net loss for the thirteen week period ended June 28, 2020 was $916,302 or $.18 per share. Net earnings for the fifty-two week period ended June 28, 2020 were $403,192 or $.08 per share. Net earnings were $245,106 or $.05 per share for the thirteen week period and $3,049,172 or $.59 per share for the fifty-two week period ended June 30, 2019. The change in net earnings from fiscal 2020 to fiscal 2019 was a direct result of reduced operating revenues caused by the closures.

Operating Revenues

   Total operating revenue decreased 27.2%, or $6,638,000 to $17.8 million in fiscal 2020 compared to a decrease of 1.4%, or $352,000, to $24.4 million in fiscal 2019. Bowling and other revenue decreased $4,604,000 in fiscal 2020 versus a decrease of $345,000 in fiscal 2019. Food, beverage and merchandise sales decreased $2,034,000 and decreased $7,000 in fiscal 2020 and fiscal 2019, respectively.

Operating Expenses

    As discussed in more detail below, total operating expenses decreased 17.8%, or $3,767,000 in fiscal year 2020 versus an increase of 2.2%, or $451,000 in fiscal 2019. Costs for employee compensation and benefits decreased $2,324,000 or 21.0% in fiscal 2020 and in fiscal 2019 costs increased 1.7% or $183,000 in part due to increased overtime during the tight labor market. Group health insurance costs increased in part because the Company paid the employee portion of premiums while employees were furloughed due to the required shutdown. This category includes contributions to our two benefit plans, both of which are defined contribution plans. The contributions can only be made from profits and there is no additional obligation beyond the current year contribution.

   Cost of bowling and other services decreased $975,000 or 16.0% in the year ended June 28, 2020 and increased $194,000 or 3.3% in the prior fiscal year. Maintenance expense decreased $279,000 or 28.8% in fiscal 2020 versus an increase of $86,000 or 9.7% in fiscal 2019 primarily due to a major plumbing repair at one location. Both years included roof repairs and changeover to LED lights in parking lots. Utility costs declined 15.3% in the current year and declined 2.4% in the prior year. Supplies expense decreased 21.0% in fiscal 2020 versus an increase of 1.0% in fiscal 2019.

     Advertising costs declined $74,000 or 20.4% in fiscal year 2020 versus an increase of $51,000 or 16.3% primarily due to increase social network use in the prior year.

Cost of food, beverage and merchandise sales decreased $545,000 or 25.8% in fiscal 2020.

   Depreciation expense decreased approximately $26,000 or 2.6% in fiscal 2020, a combination of large items reaching full depreciation and the closing of Bowl America Manassas, versus an increase of approximately $37,000 or 3.9% in the prior year.

    Operating income decreased 89.8% or $2,887,000 to $328,000 in fiscal year 2020 from $3.2 million in fiscal 2019.

Interest, Dividend and Other Income

    Interest, dividend and other income increased $39,000 or 9.6% in fiscal 2020 and increased $17,000 or 4.4% in the prior year. In fiscal 2020 interest was down, however payment for a right of way and rental of parking spaces offset the decline.

Change in the value of investments

    Financial Standards Accounting Board guidance requires the recognition of changes in the fair value of equity securities in current income. The change in the fair value of the GNMA fund and equity securities at June 28, 2020 was a decline of $367,000 from June 30, 2019.

Income taxes

    Earnings before taxes in fiscal 2020 were $404,020 of which approximately $261,000 was from dividends received. The combination of the 50% dividends received deduction and tax deferrals on property and equipment reduced the effective tax rate for fiscal 2020 to 0.24%. Taxes for fiscal 2019 reflect an effective tax rate of approximately 22.7%.

Net Earnings

    Net earnings from continuing operations in fiscal 2020 were $403,000, or $.08 per share, compared to $3.0 million, or $.59 per share in fiscal 2019.

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

We have identified accounting for the impairment of long-lived assets as a critical accounting policy due to the significance of the amounts included in our balance sheet under the caption of Land, Buildings and Equipment. The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss equal to the difference between the assets' fair value and carrying value is recognized when the estimated future cash flows are less than the carrying amount. There were no impairment losses recorded in fiscal 2020 or 2019.

Exhibit 99(a) Selected Financial Data

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

Selected Financial Data

	For the Years Ended
	June 28,	June 30,	July 1,	July 2,	July 3,
	2020	2019	2018	2017	2016
Operating revenues	$17,780,942	$24,418,626	24,770,884	$23,932,504	$24,097,862
Operating expenses	17,436,237	21,202,166	20,751,639	20,670,929	21,226,560
(Loss) gain on disposal of land, building and Equipment	(16,661)	(1,359)	(3,306)	77,972	(10,035)
Interest, dividend and other income	443,442	403,534	387,531	412,299	449,998
Change in value of investments	(367,466)	331,149	-	-	-
Interest expense	-	-	-	6,296	-
Earnings from continuing operations before provision for income taxes	404,020	3,949,784	4,403,470	3,745,550	3,311,265
Provision for income taxes	828	900,612	617,485	1,294,440	1,160,240
Net Earnings	$403,192	$3,049,172	3,785,985	$2,451,110	$2,151,025

Weighted average shares outstanding- Basic & Diluted	5,160,971	5,160,971	5,160,971	5,160,971	5,160,971

Earnings per share-Basic & diluted	$.08	$.59	.73	$.48	$.42
Net earnings per share-Basic & diluted	$.08	$.59	.73	$.48	$.42

Net cash provided by operating activities	$861,946	$3,461,987	3,999,109	$3,128,551	$3,441,813

Cash dividends paid	$2,709,511	$3,586,876	$3,509,460	$3,509,460	$3,509,460
Cash dividends paid Per share - Class A	$0.525	$0.695	$0.68	$0.68	$0.68
- Class B	$0.525	$0.695	$0.68	$0.68	$0.68

Total assets	$28,613,309	$28,388,951	$28,909,126	$29,618,151	$31,851,135

Stockholders' equity	$22,517,017	$23,920,166	$24,483,675	$24,586,393	$26,149,342

Net book value per share	$4.36	$4.63	$4.76	$4.76	$5.07

Net earnings as a % of beginning stockholders' equity	1.7%	12.5%	15.4%	9.4%	8.0%

Lanes in operation	682	726	726	726	726
Centers in operation	17	18	18	18	18

1395 Piccard Drive, Suite 240
Rockville, Maryland 20850
Phone 301.337.3305

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bowl America Incorporated

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bowl America Incorporated and Subsidiaries (the Company) as of June 28, 2020 and June 30, 2019, and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders’ Equity and Cash Flows for the years ended June 28, 2020 and June 30, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 28, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

September 24, 2020

Exhibit 99(c) Consolidated Financial Statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 28,	June 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,659,264	$269,844
Short-term investments (Note 3)	134,202	433,249
Marketable investment securities (Note 3)	5,216,218	7,029,916
Inventories	486,105	518,121
Prepaid expenses and other	523,662	740,476
Income taxes refundable	766,244	441,402
TOTAL CURRENT ASSETS	8,785,695	9,433,008
LAND, BUILDINGS & EQUIPMENT, net (Note 4)	17,667,517	18,141,526
OTHER ASSETS:
Right to use asset	1,812,937	-
Cash surrender value-life insurance	282,895	747,102
Other	64,265	67,315
TOTAL OTHER ASSETS	2,160,097	814,417
TOTAL ASSETS	$28,613,309	$28,388,951

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$269,373	$820,491
Accrued expenses	932,528	1,032,823
Dividends payable	-	903,170
Other current liabilities	395,629	308,794
TOTAL CURRENT LIABILITIES	1,597,530	3,065,278
LEASE LIABILITY	1,672,371	-
NOTE PAYABLE PPP LOAN	1,500,000	-
DEFERRED INCOME TAXES (Note 8)	1,326,391	1,403,507
TOTAL LIABILITIES	6,096,292	4,468,785

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 9)
Preferred stock, par value $10 a share:
Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share:
Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Accumulated other comprehensive earnings- Unrealized gain on available-for-sale securities, net of tax	-	-
Retained earnings	14,146,812	15,549,961
TOTAL STOCKHOLDERS' EQUITY	22,517,017	23,920,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,613,309	$28,388,951

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

 BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EARNINGS

	For the Years Ended
	June 28,	June 30,
	2020	2019
Operating Revenues:
Bowling and other	$12,536,616	$17,140,472
Food, beverage and merchandise sales	5,244,326	7,278,154
Total Operating Revenue	17,780,942	24,418,626

Operating Expenses:
Employee compensation and benefits	8,749,681	11,073,710
Cost of bowling and other services	5,108,569	6,084,067
Cost of food, beverage and merchandise sales	1,569,304	2,113,517
Depreciation and amortization	957,138	982,760
General and administrative	1,051,545	948,112
Total Operating Expense	17,436,237	21,202,166
Loss on disposal of land, buildings and equipment	(16,661)	(1,359)
Operating Income	328,044	3,215,101
Interest, dividend and other income	443,442	403,534
Change in value of investments	(367,466)	331,149
Earnings before provision for income taxes	404,020	3,949,784
Provision for income taxes (Note 7)
Current	77,944	808,802
Deferred	(77,116)	91,810
Total Provision for Income Taxes	828	900,612

Net Earnings	$403,192	$3,049,172

Earnings per share-basic & diluted	$.08	$.59

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$2,709,511	$3,586,876

Per share, dividends paid, Class A	$0.525	$0.695

Per share, dividends paid, Class B	$0.525	$0.695

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK					Accumulated
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Other Comprehensive Earnings	Retained Earnings
Balance, July 1, 2018	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$2,102,745	$14,010,725
Cash dividends paid	-	-	-	-	-	-	(2,709,511)
Accrued dividends declared June 18, 2019 payable August 21, 2019	-	-	-	-	-	-	(903,170)
Reclassification of unrealized gain on available-for-sale securities from other comprehensive income to retained earnings	-	-	-	-	-	(2,102,745)	2,102,745
Net earnings for the year	-	-	-	-	-	-	3,049,172
Balance, June 30, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$15,549,961
Cash dividends paid	-	-	-	-	-	-	(1,806,341)
Net earnings for the year	-	-	-	-	-	-	403,192
Balance, June 28, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$-	$14,146,812

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 28,	June 30,
	2020	2019
Cash Flows From Operating Activities
Net earnings	$403,192	$3,049,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	957,138	982,760
Amortization of right to use asset	164,586	-
(Decrease) increase in deferred income tax	(77,116)	91,810
Unrealized loss (gain) on marketable investment securities	367,466	(331,149)
Loss on disposition of assets-net	16,661	1,359
Gain on sale of securities	(27,289)	-
Changes in assets and liabilities
Decrease (increase) in inventories	32,015	(27,665)
Decrease in prepaid and other	219,864	19,085
Increase in income taxes refundable	(324,842)	(249,104)
(Decrease) increase in accounts payable	(551,117)	14,004
Decrease in accrued expenses	(100,295)	(74,403)
(Decrease) increase in other current liabilities	(65,658)	3,558
Decrease in lease liability	(152,659)	-
Decrease in long-term deferred compensation	-	(17,440)

Net cash provided by operating activities	861,946	3,461,987

Cash Flows From Investing Activities
Expenditures for land, building and equipment	(499,790)	(426,994)
Net sales and maturities (purchases) of short-term investments	299,047	(100,220)
Purchases of marketable securities	(26,479)	(57,117)
Proceeds from sale of marketable securities	1,500,000	-
Decrease (increase) in cash surrender value	464,207	(29,369)

Net cash provided by (used in) investing activities	1,736,985	(613,700)

Cash Flows From Financing Activities
Proceeds from note payable – PPP loan	1,500,000	-
Payment of cash dividends	(2,709,511)	(3,586,876)

Net cash used in financing activities	(1,209,511)	(3,586,876)

Net Change in Cash and Equivalents	1,389,420	(738,589)

Cash and Equivalents, Beginning of period	269,844	1,008,433

Cash and Equivalents, End of period	$1,659,264	$269,844

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$401,200	$1,050,000

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

    Bowl America Incorporated was engaged in the operation of 17 bowling centers, with food and beverage service in each center. Nine centers are located in metropolitan Washington D.C., one center in metropolitan Baltimore, Maryland, four centers in metropolitan Richmond, Virginia, and three centers in metropolitan Jacksonville, Florida. These 17 centers contain a total of 682 lanes. The Company operates in one segment.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiary corporations. All significant inter-company items have been eliminated in the consolidated financial statements.

Fiscal Year

    The Company's fiscal year ends on the Sunday nearest to June 30. Fiscal year 2020 ended June 28, 2020, and fiscal year 2019 ended June 30, 2019. Fiscal years 2020 and 2019 each consisted of 52 weeks.

Subsequent Events

The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission on September 24, 2020.

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

 The Company does occasionally incur contractual obligations for group events that may either be prepaid or billed following the event as well as obligations for gift cards. Any prepayments for bowling events and for the sale of gift cards are recorded as deferred revenue. Revenue from gift cards are recognized as the gift card holder purchases services and expends the prepayment amount on the card. The gift cards have no expiration date. Any events that are billed subsequent to occurrence are recognized as revenue when the event has completed. The Company has $14,877 of billed and uncollected receivables related to events that have occurred which are included in Prepaid expenses and other on the accompanying consolidated balance sheet. Prepaid gift cards and prepaid events totaled $163,348 and are included in accrued expenses on the accompanying consolidated balance sheet.

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

Advertising Expense

    It is the Company's policy to expense advertising expenditures as they are incurred. The Company's advertising expenses for the years ending June 28, 2020, and June 30, 2019, were $288,021 and $361,744, respectively.

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

Investment Securities

All of the Company's readily marketable debt and equity securities are classified as trading. Accordingly, these securities are recorded at fair value with any unrealized gains and losses reported in earnings. Realized gains or losses on the sale of debt and equity securities are reported in earnings and determined using the adjusted cost of the specific security sold.

Earnings Per Share

    Earnings per share basic and diluted, have been calculated using the weighted average number of shares of Class A and Class B common stock outstanding of 5,160,971, for both fiscal years 2020 and 2019.

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

Other Current Liabilities

    Other current liabilities include prize fund monies held by the Company for bowling leagues. The funds are returned to the leagues at the end of the league bowling season. At June 28, 2020 and June 30, 2019 other current liabilities included $243,500 and $300,920, respectively, in prize fund monies.

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

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ended June 2020. The adoption of this guidance resulted in a right to use asset of $1,977,523 and a corresponding lease liability for the same amount being recorded on July 1, 2019. The adoption was done on a modified retrospective basis with no adjustments made to periods prior to July 1, 2019.

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

    In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period.  The Company adopted the standard for its March 2020 fiscal quarter. The impact of adopting the standard was not material.

2. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consisted of the following:

	June 28, 2020	June 30, 2019

Demand deposits and cash on hand	$283,777	$187,673
Money market funds	1,375,487	82,171
Cash and Cash Equivalents	$1,659,264	$269,844

The account balances at times exceed federally insured limits. The Company does not believe this poses any significant risk.

3. INVESTMENTS

     The Company’s investments are categorized as trading. The cost for marketable securities cost was determined using the specific identification method. The fair values of marketable investment securities are based on the quoted market price for those securities. Short-term investments consist of certificates of deposits and U. S. Treasury bills with maturities of generally three months to one year. The fair value of the short-term investments at June 28, 2020 was $134,202 and at June 30, 2019, was $433,249. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). At June 28, 2020 and June 30, 2019, unrealized gains and losses are reported as income in the current period.

     As of June 28, 2020, $15,569 in gross unrealized gains were from its investments in federal agency mortgage backed securities owned through a mutual fund which had a fair value of $490,748. As of June 30, 2019, the Company had $8,162 of gross unrealized gains from the same fund which had a fair value of $1,929,575. In August 2019 the Company redeemed $1,000,000 of this fund to meet the August 2019 dividend payment and in May 2020 $500,000 was redeemed to meet operating expenses and prize fund payouts after the March 2020 COVID-19 required our bowling centers to shutdown.

     The Company’s investments were as follows:

	Original Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 28, 2020
Equity securities	$1,279,914	$3,472,568	$(27,012)	$4,725,470

Mutual fund	475,179	15,569	-	490,748

Certificates of deposits & Treasury bills	134,202	-	-	134,202

June 30, 2019
Equity securities	$1,279,914	$3,837,143	$(16,716)	$5,100,341

Mutual fund	1,921,413	8,162	-	1,929,575

Certificates of deposits	433,249	-	-	433,249

     During fiscal 2020 and fiscal 2019, the Company had certain equity securities with cumulative unrealized losses of $27,012 and $16,716 respectively.

	Less than 12 months		12 Months or greater		Total
June 28, 2020	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$-	$-	$41,949	$(27,012)	$41,949	$(27,012)

	Less than 12 months		12 Months or greater		Total
June 30, 2019	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Equity securities	$51,720	$(6,523)	$525	$(10,193)	$52,245	$(16,716)

    The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
T-Mobile shares	4,102
Verizon shares	31,904
Windstream shares	135
Uniti shares	815

    On April 1, 2020 T-Mobile and Sprint merged. Each Sprint share was converted to 0.10256 shares of T-Mobile.

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

    The fair value of these assets as of June 28, 2020 is as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 28, 2020	June 28, 2020

Equity securities	$4,725,470	$-	$-	$(374,871)	$3,445,556

Mutual fund	490,748	-	-	7,405	15,569

Certificates of deposits	-	134,202	-	-	-
TOTAL	$5,216,218	$134,202	-	$(367,466)	$3,461,125

    The fair value of these assets as of June 30, 2019 was as follows:

	Quoted	Significant		Unrealized	Cumulative
	Price for	Other	Significant	gains/(losses)	Unrealized
	Identical	Observable	Unobservable	for the	gains/(losses)
	Assets	Inputs	Inputs	Year Ended	as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2019	June 30, 2019

Equity securities	$5,100,341	$-	$-	$283,537	$3,820,427

Mutual fund	1,929,575	-	-	47,612	8,162

Certificates of deposits	-	433,249	-	-	-
TOTAL	$7,029,916	$433,249	-	$331,149	$3,828,589

    The fair value of certificates of deposits is estimated using net present value techniques and comparing the values to certificates with similar terms.

4. LAND, BUILDINGS, AND EQUIPMENT

    Land, buildings, and equipment, at cost, consisted of the following:

	June 28, 2020	June 30, 2019
Buildings	$18,666,152	$18,666,152
Leasehold and building improvements	8,085,342	8,241,896
Bowling lanes and equipment	21,381,691	22,369,204
Land	10,510,308	10,510,308
Amusement games	16,078	16,078
Bowling lanes and equipment not yet in use	47,393	44,296
Total Land, Buildings, and Equipment	58,706,964	59,847,934
Less accumulated depreciation and amortization	41,039,447	41,706,408
Land, Buildings, and Equipment, net	$17,667,517	$18,141,526

Depreciation and amortization expense for buildings and equipment for fiscal years 2020 and 2019 was $957,138, and $982,760, respectively. The Company includes construction in progress costs in the bowling lanes and equipment not yet in use category until completion of the project. Bowling lanes and equipment not yet in use are not depreciated.

5. NOTE PAYABLE – PPP LOAN

          In March 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which is administered by the Small Business Administration was signed into law. The CARES Act established a Paycheck Protection Program (“PPP”) under which qualified businesses could apply for a loan to help fund payroll, rent and related costs. The Company applied for a PPP loan and on June 1, 2020 received $1,500,000 under a loan agreement which calls for interest of 1%. The loan repayment, after a seven month deferral, begins January 1, 2021, based on a level amortization of principal over a two year period and final payment equal to the unpaid principal plus unpaid accrued interest and any other amount owed, is due June 1, 2022. Future payments due prior to any forgiveness are $1,500,000. All or a portion of payments of principal and interest may be forgiven if used for covered, documented payroll costs, rent and utilities. We anticipate applying for loan forgiveness in the second quarter of fiscal 2021. Any amount not forgiven will be due at maturity. Any expenses paid with the loan and forgiven will not be deductible for federal tax purposes.

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company and its subsidiaries are obligated under long-term real estate lease agreements for one bowling center. The lease is classified as an operating lease in accordance with ASU 2016-02.  For the fiscal year ended June 28, 2020, the Company recorded amortization of its right to use asset under the lease of $164,586 which is included as a component of rent expense.  The lease liability at June 28, 2020 was $1,824,864. The current portion of the lease liability of $152,493 is included in other current liabilities on the accompanying condensed consolidated balance sheet.  The lease provides for additional annual rents based on gross revenues and increases in real estate taxes and common facilities costs.

    At June 28, 2020, the minimum fixed rental commitments related to all non-cancelable leases, were as follows:

Year Ending
2021	$236,999
2022	236,999
2023	236,999
2024	236,999
2025	258,075
Thereafter	1,061,633
Total minimum lease payments	$2,267,704

  Net rent expense was as follows:

	For the Years Ended
	June 28, 2020	June 30, 2019

Minimum rent under operating leases	$270,343	$318,000
Excess percentage rents	-	-
Net rent expense	$270,343	$318,000

Purchase Commitments

    The Company's purchase commitments at June 28, 2020 are for materials, supplies, services and equipment as part of the normal course of business.

7. PROFIT-SHARING AND ESOP PLAN

The Company has two defined contribution plans. The first is a profit-sharing plan which, generally, covers all employees who on the last day of the fiscal year or December 29 have been employed for one year with at least one thousand hours of service. The Plan provides for Company contributions as determined by the Board of Directors. For the years ended June 28, 2020 and June 30, 2019, contributions in the amounts of $20,000 and $96,000, respectively, were charged to operating expense.

Effective March 31, 1987, the Company adopted an Employee Stock Ownership Plan (ESOP) which generally covers all individuals who were employed at the end of the fiscal year and had one thousand or more hours of service during that fiscal year. The ESOP plan provides for Company contributions as determined by the Board of Directors. The Company contributed $20,000 for fiscal year 2020 and $96,000 for fiscal year 2019. The Company has no defined benefit plan or other post retirement plan.

8. INCOME TAXES

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

The Company had no material unrecognized tax positions at June 28, 2020 nor does it expect any significant change in that status during the next twelve months. No accrued interest or penalties on uncertain tax positions have been included on the consolidated statements of earnings and comprehensive earnings or the consolidated balance sheet. Should the Company adopt tax positions for which it would be appropriate to accrue interest and penalties, such costs would be reflected in the tax expense for the period in which such costs accrued. The Company is subject to U.S. Federal income tax and to several state jurisdictions. Returns filed for tax periods ending after July 3, 2016 are still open to examination by those relevant taxing authorities.

    The significant components of the Company's deferred tax assets and liabilities were as follows:

	June 28, 2020	June 30, 2019
Deferred tax assets:
Other	$11,281	$9,169
Total deferred tax assets	11,281	9,169
Deferred tax liabilities:
Land, buildings, and equipment	487,387	447,848
Unrealized gain on securities	850,285	964,828
Total deferred tax liabilities	1,337,672	1,412,676
Net deferred income taxes	$1,326,391	$1,403,507

   Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate to income before tax for the following reasons:

	For the Years Ended
	2020	2019
Taxes computed at statutory rate	21.0%	21.0%
State income taxes, net of Federal income tax benefit	3.5	3.8
Dividends received exclusion	(9.6)	(0.9)
Tip credit and other	(14.7)	(1.2)
Net effective rate	0.2%	22.7%

The Company’s income tax rate is significantly lower than statutory rates primarily due to the exclusion of 50% of dividend income from federal taxation as well as the federal tip credit offsetting income taxes owed by the Company.

9. STOCKHOLDERS' EQUITY

    The Class A shares have one vote per share. The Class B shares may vote ten votes per share and are convertible to Class A shares at the option of the stockholder.

    At June 28, 2020, and June 30, 2019, the Company had $34,799 in employee loans related to the issuance of shares, respectively. These loans are secured by the shares of the Company's common stock acquired and are full recourse notes. The notes bear interest at rates of 1.5% to 2.0% and are payable over a term of three years from the date of the agreements which range from 2018 to 2020. These employee loans have been recorded as a reduction of additional paid-in capital.