Form 10-Q
period 2020-09-27
BOWL AMERICA INC
filed 2020-11-10
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 27, 2020

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
November 10, 2020
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended
	September 27,	September 29,
	2020	2019
Operating Revenues:
Bowling and other	$1,166,872	$3,609,673
Food, beverage and merchandise sales	469,130	1,514,938
Total Operating Revenue	1,636,002	5,124,611

Operating Expenses:
Employee compensation and benefits	1,319,472	2,735,214
Cost of bowling and other services	943,680	1,602,173
Cost of food, beverage and merchandise sales	147,273	444,032
Depreciation and amortization	247,808	235,178
General and administrative	157,500	268,099
Total Operating Expenses	2,815,733	5,284,696

Operating Income	(1,179,731)	(160,085)

Interest, dividend and other income	89,516	106,457
Change in value of investments	126,226	429,053
PPP Loan interest expense	4,690	-

(Loss) earnings before provision for income tax	(968,679)	375,425

Provision (benefit) for income tax	(230,956)	90,100

Net (Loss) earnings	$(737,723)	$285,325

Net (Loss) earnings per share-basic & diluted	(.14)	.06

Weighted average shares outstanding	5,160,971	5,160,971

Dividends paid	$0	$903,170

Per share, dividends paid, Class A	$0	$.175

Per share, dividends paid, Class B	$0	$.175

The operating results for the thirteen (13) week period ended September 27, 2020 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 27,	June 28,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,120,490	$1,659,264
Short-term investments	134,224	134,202
Marketable investment securities	5,344,294	5,216,218
Inventories	452,742	486,105
Prepaid expenses and other	254,724	523,662
Income taxes refundable	766,244	766,244
TOTAL CURRENT ASSETS	8,072,718	8,785,695
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $41,287,255 and $41,039,447	17,444,961	17,667,517

OTHER ASSETS:
Right to use asset	1,772,662	1,812,937
Cash surrender value-life insurance	282,895	282,895
Other	64,265	64,265
TOTAL OTHER ASSETS	2,119,822	2,160,097
TOTAL ASSETS	$27,637,501	$28,613,309

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$197,760	$269,373
Accrued expenses	699,400	932,528
Other current liabilities	732,522	395,629
TOTAL CURRENT LIABILITIES	1,629,682	1,597,530
Lease liability	1,633,090	1,672,371
Note Payable PPP Loan	1,500,000	1,500,000
DEFERRED INCOME TAXES	1,095,435	1,326,391
TOTAL LIABILITIES	5,858,207	6,096,292

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Retained earnings	13,409,089	14,146,812
TOTAL STOCKHOLDERS' EQUITY	21,779,294	22,517,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,637,501	$28,613,309

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	September 27,	September 29,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(737,723)	$285,325
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	247,808	235,178
Amortization of right to use asset	40,275	46,422
Increase in deferred taxes	(230,956)	89,040
Unrealized gain on marketable securities	(126,226)	(424,849)
Net purchases of marketable securities	(1,850)	(10,242)
Gain on sale of trading securities	-	(9,487)
Changes in assets and liabilities
Decrease (increase) in inventories	33,363	(265)
Decrease in prepaid & other	268,938	537,805
Decrease in accounts payable	(71,613)	(403,093)
Decrease in accrued expenses	(233,128)	(272,689)
Increase in income taxes refundable	-	(5,000)
Increase in other current liabilities	336,893	635,914
Decrease in lease liability	(39,281)	(43,003)
Net cash (used in) provided by operating activities	(513,500)	661,056

Cash Flows From Investing Activities
Net expenditures for land, building and equipment	(25,252)	(202,701)
Net (purchases) sales & maturities of short-term investments	(22)	299,119
Proceeds from sale of securities	-	1,000,000
Net cash (used in) provided by investing activities	(25,274)	1,096,418

Cash Flows From Financing Activities
Payment of cash dividends	-	(903,170)
Net cash used in financing activities	-	(903,170)

Net Change in Cash and Equivalents	(538,774)	854,304

Cash and Cash Equivalents, Beginning of period	1,659,264	269,844

Cash and Cash Equivalents, End of period	$1,120,490	$1,124,148

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$-	$5,000

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings
Balance, June 30 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$15,549,961
Cash dividends paid	-	-	-	-	-	(903,170)
Net earnings for the quarter	-	-	-	-	-	285,325
Balance, September 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$14,932,116

	COMMON STOCK
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings
Balance, June 28, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$14,146,812
Cash dividends paid	-	-	-	-	-	-
Net loss for the quarter	-	-	-	-	-	(737,723)
Balance, September 27, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$13,409,089

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Weeks Ended

September 27, 2020

(Unaudited)

1.     Basis for Presentation

The accompanying unaudited condensed consolidated financial statements of Bowl America Incorporated and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of June 28, 2020 has been derived from the Company's audited financial statements.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 2020.

2.     Investments

The Company’s investments are categorized as current assets. Short-term investments consist of certificates of deposits and treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at September 27, 2020 and June 28, 2020 were as follows:

September 27, 2020 Description	Fair Value	Cost basis	Unrealized Gain (Loss)
Short-term investments	$134,224	$134,224	$-
Equity securities	$4,853,973	$1,279,914	$3,574,059
Mutual funds	$490,321	$477,029	$13,292
June 28, 2020 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$134,202	$134,202	$-
Equity securities	$4,725,470	$1,279,914	$3,445,556
Mutual funds	$490,748	$475,179	$15,569

The fair values of the Company’s investments were determined as follows:

September 27, 2020 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury Bills	$-	$134,224	$-
Equity securities	4,853,973	-	-
Mutual funds	490,321	-	-

Total	$5,344,294	$134,224	$-
June 28, 2020 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$134,202	$-
Equity securities	4,725,470	-	-
Mutual funds	490,748	-	-

Total	$5,216,218	$134,202	$-

The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
Uniti shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
CenturyLink shares	4,398
Frontier Communications shares	300
T-Mobile shares	4,102
Verizon shares	31,904
Windstream shares	135

The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3.     Leasing arrangements

As of September 27, 2020, the Company leases one bowling center.  The lease is classified as an operating lease in accordance with ASU 2016-02.  For the first quarter ended September 27, 2020, the Company recorded amortization of its right to use asset under the related lease of $40,275 which is included as a component of rent expense.  The related long-term lease liability at September 27, 2020 was $1,633,090. The current portion of the lease liability of $154,335 is included in other current liabilities on the accompanying condensed consolidated balance sheet.

4.     Commitments and Contingencies

The Company’s purchase commitments at September 27, 2020, are for materials, supplies, services and equipment as part of the normal course of business.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period.  The Company adopted this standard for its March 2020 fiscal quarter. The impact of adopting the standard was not material.

6.     Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. More recent risks and uncertainties include the ongoing effects of the business disruption related to the current COVID-19 pandemic on revenues, operating income, the ability to keep locations open, governmental regulations to limit the spread of COVID-19 such as social distancing and enhanced safety measures, times of operation and reaction to increased cases of COVID-19. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business, our sales and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

COVID-19

The Company closed all bowling centers on March 18, 2020, as required by the orders from state and federal governments, in an effort to mitigate the spread of COVID-19. The majority of bowling leagues chose to end their Spring 2020 season early as it became clear that a return to bowling would not be quick. Our three Florida locations reopened in May 2020, which provided the Company some revenue in the fourth quarter of fiscal 2020 while all other centers remained closed. All of our Virginia centers reopened in early July, one Maryland location opened July 22 and the last closed center was allowed to reopen on August 31, 2020 with a maximum of 50 customers at one time. Almost all locations are currently required to operate at only 50% capacity. We implemented social distancing and enhanced cleaning procedures and all areas in which we operate continue to mandate the wearing of masks in the centers except when eating or drinking. Our safety procedures are designed to keep employees and customers safe and have allowed us to offer league bowling. All center employees except the center manager were furloughed in March and the corporate staff was reduced to a minimum. Employees are returned to work as business requires and currently approximately 60% of pre-COVID employees have been returned to work. The Company maintained health insurance for all employees on the plan at the time of closure, paying the employee portion of premiums due for those furloughed.

Future developments in the continuously changing pandemic environment, whether new mandated closures or restrictions, a worsening of the global and local economy, high unemployment rates, reduced consumer discretionary spending and other factors can negatively affect our business, however it is difficult to determine with much accuracy what the longer term impact could be. Our fall league bowling season has begun better than expected in spite of the limitations, but we have been able to be creative in making maximum use of space while following social distancing requirements. However, revenues from parties and corporate events are currently non-existent.

Management believes the effects of the pandemic will continue to have an adverse effect on our revenues, financial condition and operating results for fiscal 2021 and potentially, some time after.

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders and emphasizes payment of dividends as part of its financial plan.  A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization, to provide a secure source of income and to provide a predictable return to its owners.  For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth.  The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation however, the stocks held by the Company have historically had relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and domestically domiciled stocks with the perceived potential of appreciation, primarily telecommunications stocks. The Company considers that this diversity also provides a measure of safety of principal.

With the exception of 13,120 shares of Verizon, the common stocks in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now T-Mobile) purchased in 1979 and 1984 and one insurance company acquired at no cost when the company demutualized. While not all stocks in the portfolio are domestic American companies any longer, since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales and over $5,500,000 in dividends, the majority of which were tax favored in the form of exclusion from federal taxable income. These marketable securities are carried at their fair value on the last day of each reporting period. The value of the securities on September 27, 2020 was approximately $4.9 million. The value of securities held at June 28, 2020 was approximately $4.7 million.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000 and have been used as a source of cash when needed.. The fund is carried at fair value on the last day of the reporting period. At September 27, 2020, the value was approximately $490,000. In August 2019 approximately $1,000,000 of the fund was redeemed to meet the August 2019 dividend payment.

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

Short-term investments including any Certificates of Deposits, Treasury Bills and cash and cash equivalents totaled $1,254,714 at September 27, 2020 compared to $1,793,466 at June 28, 2020.

The Company’s position in all the above investments is a source of liquidity during downturns in business and in other times can serve as capital for possible expansion. Potential volatility in the trading prices of the marketable securities held by the Company could impact the Company’s opportunities for expansion. The Board of Directors reviews the portfolio and any use of this reserve at its quarterly meetings.

The Company closed its leased Mathis Avenue location in Manassas, Virginia, which had been operating with a negative cash flow, on July 28, 2019. Most of the equipment was transferred to our other locations.

During the three-month period ended September 27, 2020, the Company expended approximately $25,000 for the purchase of building, entertainment and restaurant equipment. The Company has no current plans to obtain additional third party funding for any equipment purchases as cash and cash flows are currently sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The first quarter decreases in the categories of Prepaid expenses and other and of Accounts Payable were attributable primarily to the timing of the payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as bowling leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At September 27, 2020, league deposits of approximately $402,000 were included in the current liabilities category.

Cash used in operating activities in the thirteen weeks ended September 27, 2020 was approximately $514,000. Cash flow and cash on hand were sufficient to meet day-to-day cash needs. In March 2020, the Company suspended quarterly dividends following the required shutdown of the Company’s bowling centers. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

All seventeen of the Company’s bowling centers were closed on March 18, 2020, by government order due to the COVID-19 pandemic. Only our three Florida centers were open the entire 13 week period ended September 27, 2020, having reopened in late May 2020. Thirteen of the remaining locations opened in July 2020 and the last center reopened on August 31, 2020. All locations were mandated at 50% capacity or less during the quarter. While the bowling business is seasonal and the first or “summer” quarter is typically the slowest, the pandemic was the primary negative factor on revenues. All comparisons in this discussion are significantly impacted by the ongoing government mandates and public perception of the current state of the COVID-19 pandemic.

For the thirteen week period ended September 27, 2020, net loss was $737,723 or $.14 per share and for the period ended September 29, 2019, net earnings were $285,325 or $.06 per share.

The following table sets forth the items in our consolidated summary of operations for the fiscal quarters ended September 27, 2020, and September 29, 2019, and the dollar and percentage changes therein.

	Thirteen weeks ended
	September 27, 2020 and September 29, 2019
	Dollars in thousands
	2020	2019	Change	% Change
Operating Revenues:
Bowling and other	$1,167	$3,610	$(2,443)	(67.7)
Food, beverage and merchandise sales	469	1,515	(1,046)	(69.0)
	1,636	5,125	(3,489)	(68.1)
Operating Expenses:
Employee Compensation and benefits	1,319	2,736	(1,417)	(51.8)
Cost of bowling and other services	944	1,602	(658)	(41.1)
Cost of food, beverage and merchandise sales	147	444	(297)	(66.9)
Depreciation and amortization	248	235	13	5.5
General and administrative	158	268	(110)	(41.0)
	2,816	5,285	(2,469)	(46.7)

Operating (loss) income	(1,180)	(160)	(1,020)	(637.5)

Interest, dividend and other income	90	106	(16)	(15.1)
Change in market value of marketable securities	126	429	(303)	(70.6)
PPP Loan interest expense	5	-	5	100.0
(Loss) earnings before income taxes	(969)	375	(1,344)	(358.4)
Income taxes	(231)	90	(321)	(356.7)
Net Earnings	$(738)	$285	$(1,023)	(359.0)

Operating Revenues

Total operating revenues decreased 68.1% or $3,489,000 to $1,636,000 in the thirteen-week period ended September 27, 2020, compared to a decrease of 5.8% or $316,000 to $5,125,000 in the three-month period ended September 29, 2019.  Bowling and other revenue decreased $2,443,000 or 67.7% in the current year fiscal quarter compared to a decrease of $223,000 or 5.8% in the comparable prior year quarter. Food, beverage and merchandise sales were down $1,046,000 or 69.0% in the current year quarter compared to a decrease of $93,000 or 5.8% in the prior year comparable quarter.  Cost of sales decreased $297,000 or 66.9% in the current year three-month period.

Operating Expenses

Operating expenses decreased $2,469,000 or 46.7% to $2,816,000 in the three-month period ended September 27, 2020 compared to an increase of $84,000 or 1.6% to $5,285,000 in the prior year quarter ended September 29, 2019.  Employee compensation and benefits were down $1,417,000 or 51.8% and down $5,000 or 0.2% in the fiscal first quarters of 2021 and 2020, respectively. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $658,000 or 41.1% in the quarter ended September 27, 2020 versus an increase of $65,000 or 4.2% in the comparable quarter ended September 29, 2019. Maintenance and repair costs decreased $100,000 or 45.2% versus an increase of $15,000 or 7.5% in the current year and prior year quarters, respectively. Both the current and prior year periods included roof repairs and changeover to LED lightening in parking lots at several locations. Advertising costs decreased $51,000 or 60.8% in the quarter ended September 27, 2020.  Utility costs were down $130,000 or 34.5% in the current period and were flat in the prior year quarter. Supplies and services expenses in the current year period declined $129,000 or 67.2% as locations had supplies on hand prior to the March 2020 shutdown. The same category was up $26,000 or 15.8% in part related to closing costs at Manassas in the prior year quarter. Bank and credit card processing fees were down $137,000 as a result of lower traffic. Food and beverage supplies expense declined $54,000 or 27.7% in the quarter ended September 27, 2020.

Depreciation and amortization expense increased $13,000 or 5.5% period ended September 27, 2020 due to increased capital purchases in the prior year.

The quarter ended September 27, 2020 resulted in a net operating loss of $1,180,000. Operating loss was $160,000 in the prior year period which includes approximately $104,000 in one-time expenses related to the closing of the Manassas location.

Interest, Dividend and Other Income

Interest, dividend and other income decreased $16,000 to $90,000 in the three month period ended September 27, 2020.

Income Taxes

The loss for the quarter ended September 27, 2020, resulted in a tax benefit of approximately $231,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective based on her evaluation of such controls and procedures as of September 27, 2020. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 27, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.     Exhibits.

20	Press release issued November 10, 2020 (furnished herewith)

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen weeks ended September 27, 2020 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: November 10, 2020	By: /s/ Cheryl A. Dragoo
Cheryl A. Dragoo, CEO and CFO