Form 10-Q
period 2020-12-27
BOWL AMERICA INC
filed 2021-02-09
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 27, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, asmaller reporting company, or an emerging growth company. See the definitions of “ large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐

Non-Accelerated Filer ☐    Smaller Reporting Company ☒    Emerging Growth Company ☐

If an emerging growth company, indicate be check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares Outstanding at
February 8, 2021
Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BOWL AMERICA INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

  (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 27,	December 29,	December 27,	December 29,
	2020	2019	2020	2019
Operating Revenues:
Bowling and other	$1,823,182	$4,310,723	$2,990,054	$7,920,396
Food, beverage and merchandise sales	696,675	1,854,136	1,165,805	3,369,074
Total Operating Revenues	2,519,857	6,164,859	4,155,859	11,289,470

Operating Expenses:
Employee compensation and benefits	1,551,301	2,722,769	2,870,773	5,457,983
Cost of bowling and other services	963,603	1,413,563	1,907,283	3,015,736
Cost of food, beverage and merchandise sales	231,801	560,284	379,074	1,004,316
Depreciation and amortization	247,808	235,574	495,616	470,752
General and administrative	191,574	339,240	349,074	607,339
Total Operating Expenses	3,186,087	5,271,430	6,001,820	10,556,126

Operating Income	(666,230)	893,429	(1,845,961)	733,344
Interest, dividend and other income	97,338	109,864	186,854	216,321
Change in value of investments	174,591	160,882	300,817	589,935
PPP Loan interest expense	-	-	(4,690)	-

(Loss) earnings before provision for income taxes	(394,301)	1,164,175	(1,362,980)	1,539,600

Provision for income taxes (benefit)	(92,519)	286,500	(323,475)	376,600

Net (Loss) earnings	$(301,782)	$877,675	$(1,039,505)	$1,163,000

(Loss) earnings per share-basic & diluted	$(.06)	$.17	$(.20)	$.23

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$0	$903,170	$0	$1,780,535

Per share, dividends paid, Class A	$0	$.175	$0	$.35

Per share, dividends paid, Class B	$0	$.175	$0	$.35

The operating results for the thirteen (13) and twenty-six (26) week periods ended December 27, 2020 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	December 27,	June 28,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$846,250	$1,659,264
Short-term investments	134,251	134,202
Marketable investment securities	5,521,168	5,216,218
Inventories	439,393	486,105
Prepaid expenses and other	250,986	523,662
Income taxes refundable	766,244	766,244
TOTAL CURRENT ASSETS	7,958,292	8,785,695
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $41,535,063 and $41,039,447	17,247,883	17,667,517
OTHER ASSETS:
Right to use asset	1,731,935	1,812,937
Cash surrender value-life insurance	282,895	282,895
Other	64,265	64,265
TOTAL OTHER ASSETS	2,079,095	2,160,097
TOTAL ASSETS	$27,285,270	$28,613,309

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$218,375	$269,373
Accrued expenses	618,681	932,528
Other current liabilities	874,453	395,629
TOTAL CURRENT LIABILITIES	1,711,509	1,597,530
Lease liability	1,593,333	1,672,371
Note Payable PPP loan	1,500,000	1,500,000
DEFERRED INCOME TAXES	1,002,916	1,326,391
TOTAL LIABILITIES	5,807,758	6,096,292

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Retained earnings	13,107,307	14,146,812
TOTAL STOCKHOLDERS' EQUITY	21,477,512	22,517,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,285,270	$28,613,309

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	December 27,	December 29,
	2020	2019
Cash Flows From Operating Activities
Net earnings	$(1,039,505)	$1,163,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	495,616	470,752
Amortization of right to use asset	81,002	85,372
(Decrease) increase in deferred taxes	(323,475)	147,662
Unrealized gain on marketable securities	(300,817)	(585,731)
Net purchases of marketable securities	(4,133)	(16,349)
Gain on sale of trading securities	-	(9,487)
Decrease in long-term assets	-	2,000
Changes in assets and liabilities
Decrease in inventories	46,712	14,396
Decrease in prepaid & other	272,676	513,486
Decrease in accounts payable	(50,998)	(327,762)
Decrease in accrued expenses	(313,847)	(346,642)
Decrease in income taxes refundable	-	150,675
Increase in other current liabilities	478,824	1,318,844
Decrease in lease liability	(79,038)	(79,117)

Net cash (used in) provided by operating activities	(736,983)	2,501,099

Cash Flows From Investing Activities
Net expenditures for land, building and equipment	(75,982)	(455,981)
Net (purchases) sales & maturities of short-term investments	(49)	299,096
Proceeds from sale of securities	-	1,000,000

Net cash (used in) provided by investing activities	(76,031)	843,115

Cash Flows From Financing Activities
Payment of cash dividends	-	(1,806,341)

Net cash used in financing activities	-	(1,806,341)

Net Increase in Cash and Equivalents	(813,014)	1,537,873

Cash and Equivalents, Beginning of period	1,659,264	269,844

Cash and Equivalents, End of period	$846,250	$1,807,717

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$0	$86,700

See notes to condensed consolidated financial information.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	COMMON STOCK
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings
Balance, June 30, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$15,549,961
Cash dividends paid	-	-	-	-	-	(903,170)
Net earnings for the quarter	-	-	-	-	-	285,325
Balance, September 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$14,932,116
Cash dividends paid	-	-	-	-	-	(903,171)
Net earnings for the quarter	-	-	-	-	-	877,675
Balance, December 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$14,906,620

	COMMON STOCK
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings
Balance, June 28, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$14,146,812
Cash dividends paid	-	-	-	-	-	-
Net loss for the quarter	-	-	-	-	-	(737,723)
Balance, September 27, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$13,409,089
Cash dividends paid	-	-	-	-	-	-
Net loss for the quarter	-	-	-	-	-	(301,782)
Balance, December 27, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$13,107,307

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Twenty-six Weeks Ended

December 27, 2020

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

2.  Investments

      The Company’s investments are categorized as current assets. Short-term investments consist of certificates of deposits and treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at December 27, 2020 and June 28, 2020 were as follows:

December 27, 2020 Description	Fair Value	Cost basis	Unrealized Gain (Loss)
Short-term investments	$134,251	$134,251	$-
Equity securities	$5,029,019	$1,279,914	$3,749,105
Mutual funds	$492,149	$479,312	$12,837
June 28, 2020 Description	Fair Value	Cost basis	Unrealized Gain
Short-term investments	$134,202	$134,202	$-
Equity securities	$4,725,470	$1,279,914	$3,445,556
Mutual funds	$490,748	$475,179	$15,569

  The fair values of the Company’s investments were determined as follows:

December 27, 2020 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury Bills	$-	$134,251	$-
Equity securities	5,029,019	-	-
Mutual funds	492,149	-	-

Total	$5,521,168	$134,251	$-
June 28, 2020 Description	Quoted Price for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$134,202	$-
Equity securities	4,725,470	-	-
Mutual funds	490,748	-	-

Total	$5,216,218	$134,202	$-

  The equity securities portfolio includes the following stocks:

AT&T shares	82,112
Manulife shares	2,520
Uniti shares	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
Lumen Technologies shares	4,398
Frontier Communications shares	300
T-Mobile shares	4,102
Verizon shares	31,904
Windstream shares	135

      The Mutual fund included in the table above is Vanguard GNMA Admiral Shares #536 fund. The fair value of certificates of deposits is estimated using present value techniques and comparing the values derived from those techniques to certificates with similar values.

3. Leasing arrangements

      As of December 27, 2020, the Company leases one bowling center.  The lease is classified as an operating lease in accordance with ASU 2016-02.  For the 26 week period ended December 27, 2020, the Company recorded amortization of its right to use asset under the lease of $81,002 which is included as a component of rent expense.  The non-current lease liability at December 27, 2020 was $1,593,333. The current portion of the lease liability of $156,200 is included in other current liabilities on the accompanying condensed consolidated balance sheet.

4.  Commitments and Contingencies

The Company’s purchase commitments at December 27, 2020, are for materials, supplies, services and equipment as part of the normal course of business.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business, our sales and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve risks, uncertainties and other factors that are in some cases beyond our control, including but not limited to the duration of the continued negative impact from the COVID-19 pandemic. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as the date hereof. We are under no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

COVID-19

The Company closed all bowling centers on March 18, 2020, as required by the orders from state and federal governments, in an effort to mitigate the spread of COVID-19. Our three Florida locations reopened in May 2020, which provided the Company some revenue in the fourth quarter of fiscal 2020 while all other centers remained closed. All of our Virginia centers reopened in early July 2020, one Maryland location opened July 22, 2020 and the last closed center was allowed to reopen on August 31, 2020. Currently, the Florida centers may operate at 100% capacity while the Virginia locations are mandated at 30% capacity and reduced times for selling alcoholic beverages. Maryland locations operated between 25% and 50% during the second quarter for fiscal 2021 with county officials adjusting capacities based on reported COVID cases in their jurisdictions. We implemented social distancing and enhanced cleaning procedures and we continue to request the wearing of masks in the centers except when eating or drinking. Our safety procedures are designed to keep employees and customers safe and have allowed us to offer league bowling. All center employees except the center manager were furloughed in March 2020 and the corporate staff was reduced to a minimum. Employees are returned to work as business requires and currently approximately 62% of pre-COVID employees have been returned to work. The Company has maintained health insurance for all employees on the plan at the time of closure through January 31, 2021.

Future developments in the continuously changing pandemic environment, whether new mandated closures or restrictions, a worsening of the global and local economy, high unemployment rates, reduced consumer discretionary spending and other factors can negatively affect our business, however it is difficult to determine with much accuracy what the longer term impact could be. Our fall league bowling season was better than expected in spite of the limitations, as we have been able to be creative in making maximum use of space while following social distancing requirements. However, revenues from parties and corporate events are currently non-existent. Most bowling leagues adopted a split season schedule with the hope that more bowlers could be added in the second half of the season. We have seen some increase in the number of league bowlers since the third quarter of fiscal 2021 began.

Management believes the effects of the pandemic will continue to have an adverse effect on our revenues, financial condition and operating results for fiscal 2021 and potentially, some time after.

LIQUIDITY AND CAPITAL RESOURCES

The Company views a strong financial position as a major benefit to shareholders. A portion of earnings has consistently been invested to create a reserve to protect the Company in downturns in business, to capitalize on opportunities for expansion and modernization and to provide a secure source of income. For these reasons, the Company prefers a conservative approach to investing rather than taking greater risk for possible rapid growth. The Company balances market volatility by using both fixed income and equity investments in managing its reserve funds. Any equity security is subject to price fluctuation; however, the stocks held by the Company have historically had relatively low volatility. The Company has long been invested in a Government National Mortgage Association (“Ginnie Mae”) fund and equity securities, primarily telecommunications stocks, with the perceived potential of appreciation. The Company considers that this diversity also provides a measure of safety of principal.

With the exception of 13,120 shares of Verizon, the equity securities in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now T-Mobile) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. Since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,300,000 in dividends, the majority of which received favorable tax treatment in the form of a dividends received deduction from federal taxable income. While the favorable tax treatment continues into this fiscal year, the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent deductible. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on December 27, 2020 was approximately $5,029,000 and on June 28, 2020 was approximately $4,725,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. In August 2019, $1,000,000 of this fund was redeemed to meet the August 2019 dividend payment. In May 2020, $500,000 was redeemed to fund operating costs. The fund is carried at fair value on the last day of the reporting period. At December 27, 2020, the fair value was approximately $492,000 and at June 28, 2020, the fair value was $491,000.

In March 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which is administered by the Small Business Administration was signed into law. The CARES Act established a Paycheck Protection Program (“PPP”) under which qualified businesses could apply for a loan to help fund payroll, rent and related costs. The Company applied for a PPP loan and on June 1, 2020 received $1,500,000 under a loan agreement which calls for interest of 1%.  The loan repayment, after a seven month deferral, begins January 1, 2021 and final payment is due June 1, 2022.  All or a portion of payments of principal and interest may be forgiven if used for covered, documented payroll costs, rent and utilities. We anticipate applying for loan forgiveness in the third quarter of fiscal 2021. Any amount not forgiven will be due at maturity. The Consolidated Appropriations Act of 2021 allows any expenses paid with the PPP Loan and forgiven will be deductible for federal tax purposes.

Short-term investments including Certificates of Deposits, and cash and cash equivalents totaled  $981,000 at the end of the fiscal second quarter of 2021 compared to $1,793,000 at June 28, 2020.

Potential volatility in the trading prices of the marketable securities held by the Company could negatively impact the fair value of the securities. The Board of Directors reviews the portfolio and any use of this reserve at its quarterly meetings.

The Company closed its leased Mathis Avenue location in Manassas, Virginia, which had been operating with a negative cash flow, on July 28, 2019.  Most of the equipment was transferred to our other locations.

In the six-month period ended December 27, 2020, the Company expended approximately $76,000 for the purchase of building, entertainment and restaurant equipment. The Company has no plans to obtain third party funding as cash reserves and cash flows are currently sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The six-month decreases in the categories of Prepaid expenses and other, Accounts Payable and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At December 27, 2020, league deposits of approximately $532,000 were included in the current liabilities category.

Cash flow used in operating activities in the twenty-six weeks ended December 27, 2020 was approximately  $737,000 which, along with cash on hand was sufficient to meet day-to-day cash needs. In March 2020, the Company suspended quarterly dividends following the required shutdown of the Company’s bowling centers. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended December 27, 2020, and December 29, 2019, and the dollar and percentage changes therein.

	Thirteen weeks ended
	December 27, 2020 and December 29, 2019
	Dollars in thousands
	12/27/2020	12/29/2019	$ Change	% Change
Operating Revenues:
Bowling and other	$1,823	$4,311	$(2,488)	(57.7)%
Food, beverage and merchandise sales	697	1,854	(1,157)	(62.4)
Total Operating Revenue	2,520	6,165	(3,645)	(59.1)
Operating Expenses:
Employee Compensation and benefits	1,551	2,723	(1,172)	(43.0)
Cost of bowling and other services	964	1,413	(449)	(31.8)
Cost of food, beverage and merchandise sales	232	560	(328)	(58.6)
Depreciation and amortization	248	236	12	5.1)
General and administrative	191	339	(148)	(43.7)
Total Operating Expenses	3,186	5,271	(2,085)	(39.6)

Operating (Loss) income	(666)	894	(1,560)	(174.5)
Interest, dividend and other income	97	110	(13)	(11.8)
Change in value of marketable securities	175	160	15	9.4
(Loss) earnings before taxes	(394)	1,164	(1,558)	(133.8)
Income taxes (benefit) provision	(92)	286	(378)	(132.2)
Net (Loss) earnings	$(302)	878	(1,180)	(134.4)

	Twenty-six weeks ended
	December 27, 2020 and December 29, 2019
	Dollars in thousands
	12/27/2020	12/29/2019	$ Change	% Change
Operating Revenues:
Bowling and other	$2,990	$7,920	$(4,930)	(62.2)%
Food, beverage and merchandise sales	1,166	3,369	(2,203)	(65.4)
Total Operating Revenues	4,156	11,289	(7,133)	(63.2)
Operating Expenses:
Employee Compensation and benefits	2,871	5,458	(2,587)	(47.4)
Cost of bowling and other services	1,907	3,016	(1,109)	(36.8)
Cost of food, beverage and merchandise sales	379	1,004	(625)	(62.3)
Depreciation and amortization	496	471	25	5.3
General and administrative	349	607	(258)	(42.5)
Total Operating Expenses	6,002	10,556	(4,554)	(43.1)

Operating (loss) income	(1,846)	733	(2,579)	(351.8)
Interest, dividend and other income	187	217	(30)	(13.8)
Change in value of marketable securities	301	590	(289)	(49.0)
PPP loan interest expense	5		5	100.0
(Loss) earnings before taxes	(1,363)	1,540	(2,903)	(188.5)
Income taxes (benefit) provision	(323)	377	(700)	(185.7)
Net (Loss) earnings	$(1,040)	$1,163	$(2,203)	(189.4)

For the thirteen week and twenty-six week periods ended December 27, 2020 net loss was $301,782 or $.06 per share. and $1,039,505 or $.20 per share, respectively. Earnings were $877,675 or $.17 per share and $1,163,000 or $.23 per share for the thirteen week period and the twenty-six week period ended December 29, 2019, respectively.

All seventeen of the Company’s bowling centers were closed on March 18, 2020, by government order due to the COVID-19 pandemic. Only our three Florida centers were open the entire 13 week period ended September 27, 2020, having reopened in late May 2020. Thirteen of the remaining locations opened in July 2020 and the last center reopened on August 31, 2020. All locations were mandated at 50% capacity or less during the first quarter. In the quarter ended December 27, 2020, Virginia and Maryland imposed tighter restrictions not only on capacity but on food and beverage service. While mild weather more conducive to outdoor activities may have been a factor, the pandemic was the primary negative factor on revenues. All comparisons in this discussion are significantly impacted by the ongoing government mandates and public perception of the current state of the COVID-19 pandemic. The operating results for the fiscal 2021 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues decreased $3,645,000 or 59.1% to $2,520,000 in the quarter ended December 27, 2020 compared to a decrease of $163,000 or 2.6% to $6,165,000 in the quarter ended December 29, 2019. The fiscal 2021 six-month period operating revenues were down $7,133,000 or 63.2% versus a decrease of $480,000 or 4.0% in the comparable six-month period a year ago. Bowling and other revenue decreased $2,488,000 in the quarter and decreased $4,930,000 year-to-date for the periods ended December 27, 2020 versus a decrease of $99,000 in the quarter and a decrease of $323,000 for the six-month period ended December 29, 2019.

Food, beverage and merchandise sales decreased $1,157,000 or 62.4% in the current year quarter and were down $2,203,000 or 65.4% in the six-month period.  Cost of sales decreased 58.6% in the current fiscal three month period and decreased 36.8% for the six month period ended December 27, 2020.

Operating Expenses

Operating expenses were down $2,085,000 or 39.6% in the current three month period and decreased $4,554,000 or 43.1% in six-month period versus an increase of $10,000 or 0.2% and an increase of $94,000 or less than 1% in the three and six month periods last year, respectively.  Employee compensation and benefits for the current three and six month periods were down $1,172,000 or 43.0% and $2,587,000 or 47.4%, respectively, primarily the result of the reduced hours of operation due to restrictions in capacity caused by COVID. Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. Contributions can only be made from profits. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $1,109,000 or 36.8% and decreased $28,000 or 0.9% in the six-month periods ended December 27, 2020 and December 29, 2019, respectively. In the twenty-six weeks ended December 27, 2020, maintenance and repair costs, including $18,000 in roof repairs at several locations, declined $179,000 or 42.1%. In the comparable period ended December 29, 2019, maintenance and repair costs decreased $22,000 or 5.0%.

Advertising costs during the current year twenty-six week period ended December 27, 2020 were down $122,000 or 67.1%. For the fiscal six month period ended December 27, 2020 utility costs declined $216,000 or 30.8%. Supplies and services expenses were down $207,000 or 56.6% in the current year six-month period.

Insurance expense excluding health insurance decreased 2.8% in the current year-to-date period however spring renewal premiums are expected to increase over the prior year.

Depreciation and amortization expense increased $25,000 or 5.3% in the current six-month period versus a decrease of 1.7% in the prior year six-month period.

As a result of the above, the first six-month period of fiscal 2021 resulted in operating loss of $1,040,000 compared to operating income of $733,000 in the comparable six-month period of fiscal 2020.

Interest, Dividend and Other Income

Interest, dividend and other income decreased $30,000 in the fiscal 2021 six-month period and increased $20,000 in the comparable 2020 year-to-date period, respectively.

Income Taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. The tax benefits in fiscal 2021 and the taxes for the fiscal 2020 periods reflect the reduced rate.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of December 27, 2020. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 27, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 5. Other Information

Item 5.02(e)	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 4, 2021, the Board of Directors of the Company and Ms. Cheryl Dragoo agreed to amend her amended and restated employment agreement to extend the term until the end of the Company’s 2022 fiscal year on June 27, 2022.

The forgoing summary does not purport to be complete and is qualified in its entirety by the Amendment No. 1 to the Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 9.01(d)   Financial Statements and Exhibits.

10.1          Amendment No. 1 to Amended Employment Agreement between the Company and Cheryl A. Dragoo.

Item 6.  Exhibits.

10.1	Amendment No. 1 to Amended Employment Agreement between the Company and Cheryl A. Dragoo (filed herewith)

20	Press release issued February 9, 2021 (furnished herewith)

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and twenty six weeks ended December 27, 2020 in eXtensible Business Reporting Language

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: February 9, 2021	By:	/s/ Cheryl A Dragoo
Cheryl A. Dragoo, CEO and CFO