Form 10-Q
period 2021-03-28
BOWL AMERICA INC
filed 2021-05-11
CIK 13573

FORM  10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: March 28, 2021

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
May 10, 2021

Class A Common Stock,
$.10 par value	3,746,454

Class B Common Stock,
$.10 par value	1,414,517

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2021	2020	2021	2020
Operating Revenues:
Bowling and other	$2,555,725	$4,455,810	$5,545,779	$12,376,206
Food, beverage and merchandise sales	1,033,167	1,803,800	2,198,972	5,172,874
Total Operating Revenues	3,588,892	6,259,610	7,744,751	17,549,080

Operating Expenses:
Employee compensation and benefits	1,592,258	2,648,427	4,463,031	8,106,410
Cost of bowling and other services	933,651	1,462,254	2,840,934	4,477,990
Cost of food, beverage and merchandise sales	315,143	532,943	694,217	1,537,259
Depreciation and amortization	243,408	243,808	739,024	714,560
General and administrative	177,999	277,030	527,073	884,369
Total Operating Expenses	3,262,459	5,164,462	9,264,279	15,720,588

Operating Income (loss)	326,433	1,095,148	(1,519,528)	1,828,492
Interest, dividend and other income	95,489	96,842	277,653	313,163
Change in value of investments	119,969	(1,000,868)	420,786	(410,933)
Earnings (loss) before provision for income taxes	541,891	191,122	(821,089)	1,730,722

Provision for income taxes	131,505	33,800	(191,970)	410,400

Net Earnings (loss)	$410,386	$157,322	$(629,119)	$1,320,322

Earnings (loss) per share-basic & diluted	$.08	$.03	$(.12)	$.26

NET EARNINGS (LOSS) PER SHARE	$.08	$.03	$(.12)	$.26

Weighted average shares outstanding	5,160,971	5,160,971	5,160,971	5,160,971

Dividends paid	$-	$903,170	$-	$2,709,511

Per share, dividends paid, Class A	$-	$.175	$-	$.525

Per share, dividends paid, Class B	$-	$.175	$-	$.525

The operating results for the thirteen (13) and thirty-nine (39) week periods ended March 28, 2021 are not necessarily indicative of results to be expected for the year.  See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 28,	June 28,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,988,094	$1,659,264
Short-term investments	-	134,202
Marketable investment securities	5,642,060	5,216,218
Inventories	413,405	486,105
Prepaid expenses and other	394,650	523,662
Income taxes refundable	651,681	766,244
TOTAL CURRENT ASSETS	9,089,890	8,785,695
LAND, BUILDINGS & EQUIPMENT, net of accumulated depreciation of $41,637,900 and $41,039,447	17,082,247	17,667,517
OTHER ASSETS:
Right to use asset	1,690,749	1,812,937
Cash surrender value-life insurance	282,895	282,895
Other	64,265	64,265
TOTAL OTHER ASSETS	2,037,909	2,160,097
TOTAL ASSETS	$28,210,046	$28,613,309

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$329,439	$269,373
Accrued expenses	595,142	932,528
Other current liabilities	1,210,049	395,629
TOTAL CURRENT LIABILITIES	2,134,630	1,597,530
Lease liability	1,553,097	1,672,371
Note Payable PPP Loan	1,500,000	1,500,000
DEFERRED INCOME TAXES	1,134,421	1,326,391
TOTAL LIABILITIES	6,322,148	6,096,292

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 a share: Authorized and unissued, 2,000,000 shares	-	-
Common stock, par value $.10 a share: Authorized, 10,000,000 shares
Class A issued and outstanding 3,746,454	374,645	374,645
Class B issued and outstanding 1,414,517	141,452	141,452
Additional paid-in capital	7,854,108	7,854,108
Retained earnings	13,517,693	14,146,812
TOTAL STOCKHOLDERS' EQUITY	21,887,898	22,517,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,210,046	$28,613,309

See notes to condensed consolidated financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	March 28,	March 29,
	2021	2020
Cash Flows From Operating Activities
Net (loss) earnings	$ (629,119)	$1,320,322
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	739,024	714,560
Amortization of right to use asset	122,188	124,758
Decrease in deferred taxes	(191,970)	(104,660)
Unrealized (gain) loss on marketable investment securities	(420,786)	415,137
Net purchases of marketable investment securities	(5,056)	(22,285)
Gain on sale of available-for-sale securities	-	(9,487)
Changes in assets and liabilities
Decrease in inventories	72,700	31,415
Decrease in prepaid & other	129,012	644,459
Increase (decrease) in accounts payable	60,066	(434,537)
Decrease in accrued expenses	(337,386)	(371,510)
Decrease income taxes refundable	114,563	119,296
Increase in current liabilities	814,420	1,934,932
Decrease in lease liability	(119,274)	(115,667)
Net cash provided by operating activities	348,382	4,246,733

Cash Flows From Investing Activities
Expenditures for land, building and equip	(153,754)	(473,962)
Net sales and maturities of short-term investments	134,202	299,079
Proceeds from sale of available-for-sale securities	-	1,000,000
Decrease in cash surrender value of officers life insurance	-	521,938
Net cash (used in) provided by
Investing activities	(19,552)	1,347,055

Cash Flows From Financing Activities
Payment of cash dividends	-	(2,709,511)

Net cash used in financing activities	-	(2,709,511)

Net Increase in Cash and Equivalents	328,830	2,884,277

Cash and Equivalents, Beginning of period	1,659,264	269,844

Cash and Equivalents, End of period	$1,988,094	$3,154,121

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$-	$401,200

See notes to condensed consolidated financial statements

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	COMMON STOCK
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings
Balance, June 30, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$15,549,961
Cash dividends declared Sept 2019 paid November 2019	-	-	-	-	-	(903,170)
Net earnings for the quarter	-	-	-	-	-	285,325
Balance, September 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$14,932,116
Cash dividends declared Dec 2019 paid February 2020	-	-	-	-	-	(903,171)
Net earnings for the quarter	-	-	-	-	-	877,675
Balance, December 29, 2019	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$14,906,620
Net earnings for the quarter	-	-	-	-	-	157,322
Balance, March 29, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$15,063,942

	COMMON STOCK
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings
Balance, June 28, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$14,146,812
Net loss for the quarter	-	-	-	-	-	(737,723)
Balance, September 27, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$13,409,089
Net loss for the quarter	-	-	-	-	-	(301,782)
Balance, December 27, 2020	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$13,107,307
Net earnings for the quarter	-	-	-	-	-	410,386
Balance, March 28, 2021	3,746,454	$374,645	1,414,517	$141,452	$7,854,108	$13,517,693

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Weeks Ended

March 28, 2021

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

The Company’s investments are categorized as available-for-sale. Short-term investments consist of certificates of deposits and Treasury bills with maturities of generally three months to one year. Equity securities consist primarily of telecommunications stocks and a mutual fund that invests in federal agency mortgage backed securities (Ginnie Mae). The fair value of the Company’s investments at March 28, 2021 and June 28, 2020 were as follows:

March 28, 2021			Unrealized Gain/
Description	Fair Value	Cost basis	(loss)
Short-term investments	$-	$-	$-
Equity securities	$5,153,120	$1,279,914	$3,873,206
Mutual fund	$488,940	$480,235	$8,705

June 28, 2020			Unrealized Gain/
Description	Fair Value	Cost basis	(loss)
Short-term investments	$134,202	$134,202	$-
Equity securities	$4,725,470	$1,279,914	$3,445,556
Mutual funds	$490,748	$475,179	$15,569

The fair values of the Company’s investments were determined as follows:

March 28, 2021	Quoted	Significant
Description	Price for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits and Treasury bills	$-	$-	$-
Equity securities	5,153,120	-	-
Mutual fund	488,940	-	-

Total	$5,642,060	$	$-

June 28, 2020	Quoted	Significant
Description	Price for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposits	$-	$134,202	$-
Equity securities	4,725,470	-	-
Mutual fund	490,748	-	-

Total	$5,216,218	$134,202	$-

The shares of common stock included in the equity securities portfolio as of March 28, 2021 were:

AT&T shares	82,112
Manulife shares	2,520
Uniti Group shares (formerly CSAL)	815
NCR shares	774
Teradata shares	774
Vodafone shares	6,471
Lumen Technologies	4,398
Frontier Communications shares	300
T-Mobile shares	4,102
Verizon shares	31,904

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

As of March 28, 2021, the Company leased one bowling center. The lease is classified as an operating lease in accordance with ASU 2016-02.  For the 39 week period ended March 28, 2021, the Company recorded amortization of its right to use asset under the lease of $122,188 which is included as a component of rent expense.  The lease liability at March 28, 2021 was $1,553,097. The current portion of the lease liability of $158,087 is included in other current liabilities on the accompanying condensed consolidated balance sheet.

4.  Commitments and Contingencies

The Company’s purchase commitments at March 28, 2021 are for materials, supplies, services and equipment as part of the normal course of business.

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

7.   Subsequent Events

On April 15, 2021, the Company received notification that the Small Business Administration had approved the Paycheck Protection Program (PPP) loan forgiveness application for the full amount of the $1,500,000 loan.

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

COVID-19

The Company closed all bowling centers on March 18, 2020, as required by the orders from state and federal governments, in an effort to mitigate the spread of COVID-19.  Our three Florida locations reopened in May 2020, which provided the Company some revenue in the fourth quarter of fiscal 2020 while all other centers remained closed.  All of our Virginia centers reopened in early July 2020, one Maryland location opened July 22, 2020 and the last closed center was allowed to reopen on August 31, 2020.  Currently, all three of our Florida centers and one of two Maryland centers may operate at 100% capacity while the Virginia locations were mandated at 30% capacity and reduced times for selling alcoholic beverages during the quarter ended March 28, 2021.  It is expected that Virginia locations will increase to 50% capacity as of May 16, 2021.  The other Maryland location was at 25% for the quarter but has since been allowed to operate at 50% capacity with county officials adjusting capacities based on reported COVID vaccinations in their jurisdiction.  We implemented social distancing and enhanced cleaning procedures and we continue to request the wearing of masks in the centers except when eating or drinking.  Our safety procedures are designed to keep employees and customers safe and have allowed us to offer league bowling.  All center employees except each center manager were furloughed in March 2020 and the corporate staff was reduced to a minimum.  Employees are returned to work as business requires and currently approximately 62% of pre-COVID employees have returned to work.  The Company maintained health insurance for all employees on the plan at the time of closure through January 31, 2021.

Future developments in the continuously changing pandemic environment, whether new mandated closures or restrictions, a worsening of the global and local economy, high unemployment rates, reduced consumer discretionary spending and other factors can negatively affect our business, however it is difficult to determine with much accuracy what the longer term impact could be. Our fall league bowling season was better than expected in spite of the limitations, as we have been able to be creative in making maximum use of space while following social distancing requirements. However, revenues from parties and corporate events are currently non-existent. Most bowling leagues adopted a split season schedule with the hope that more bowlers could be added in the second half of the season. We saw some increase in the number of league bowlers since the third quarter of fiscal 2021 began.

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

With the exception of 13,120 shares of Verizon, the equity securities in our portfolio have come from spin-offs, mergers and acquisitions of AT&T and United Telecommunications (now T-Mobile) purchased in 1979 and 1984 and from one insurance company acquired at no cost when that company demutualized. Since the original purchases at an approximate cost of $630,000, we have received approximately $967,000 from mergers and sales, and over $5,300,000 in dividends, the majority of which received favorable tax treatment in the form of a dividends received deduction from federal taxable income. While the favorable tax treatment continues into this fiscal year, the Tax Cuts and Jobs Act (“Tax Act”) reduces the percent deductible. These equity securities are carried at their fair value on the last day of each reporting period. The fair value of the securities on March 28, 2021 was approximately $5,153,000 and on June 28, 2020 was approximately $4,725,000.

The Company’s original investment in the Vanguard GNMA bond fund began in 1988 with purchases of shares in the fund totaling approximately $1,400,000. In August 2019, $1,000,000 of this fund was redeemed to meet the August 2019 dividend payment. In May 2020, $500,000 was redeemed to fund operating costs. The fund is carried at fair value on the last day of the reporting period. At March 28, 2021, the fair value was approximately $489,000 and at June 28, 2020, the fair value was $491,000.

In March 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which is administered by the Small Business Administration was signed into law.  The CARES Act established a  a paycheck Protection Program (“PPP”) under which qualified businesses could apply for a loan to help fund payroll, rent and related costs.  The Company applied for and received a PPP loan and on June 1, 2020 received $1,500,000 under a loan agreement which calls for interest of 1%.    All or a portion of payments of principal and interest may be forgiven if used for covered, documented payroll costs, rent and utilities.  The Company applied for loan forgiveness in the third quarter of fiscal 2021 and received 100% forgiveness on April 15, 2021.  The Consolidated Appropriations Act of 2021 allows any expenses paid with the PPP Loan and forgiven by the Small Business Administration to be deductible for federal tax purposes.

Short-term investments including Certificates of Deposits, and cash and cash equivalents totaled $1,988,000 at the end of the fiscal third quarter of 2021 compared to $1,793,000 at June 28, 2020.

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

In the nine-month period ended March 28, 2021, the Company expended approximately $153,800 for the purchase of building, entertainment and restaurant equipment. The Company has no plans to obtain third party funding as cash reserves and cash flows are currently sufficient to finance all contemplated purchases and to meet short-term purchase commitments and operating lease commitments.

The nine-month decreases in the categories of Prepaid expenses and other, and Accrued Expenses are primarily due to seasonal timing of payments including compensation, insurance and taxes and for contributions to benefit plans.

Current liabilities generally increase during the first three quarters of the fiscal year as leagues deposit prize fund monies with the Company throughout the league season. These funds are returned to the leagues at the end of the bowling season, generally in the fourth quarter. At March 28, 2021, league deposits of approximately $855,000 were included in the current liabilities category.

Cash flow provided by operating activities in the thirty-nine weeks ended March 28, 2021 was approximately $348,000 which, along with cash on hand, was sufficient to meet day-to-day cash needs. In March 2020, the Company suspended quarterly dividends following the required shutdown of the Company’s bowling centers. The economic climate is part of the consideration at the Directors’ quarterly reviews of future estimates of cash flows. The Board of Directors decides the amount and timing of any dividend at its quarterly meeting based on its appraisal of the state and trends of the business and estimate of future opportunities at such time.

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

RESULTS OF OPERATIONS

The following tables set forth the items in our consolidated summary of operations for the fiscal quarters and year-to-date periods ended March 28, 2021, and March 29, 2020, and the dollar and percentage changes therein.

	Thirteen weeks ended
	March 28, 2021 and March 29, 2020
	Dollars in thousands
	2021	2020	Change	% Change
Operating Revenues:
Bowling and other	$2,556	$4,456	$(1,900)	(42.6)
Food, beverage and merchandise sales	1,033	1,804	(771)	(42.7)
Total Operating Revenue	3,589	6,260	(2,671)	(42.7)
Operating Expenses:
Employee Compensation and benefits	1,592	2,649	(1,057)	(39.9)
Cost of bowling and other services	934	1,462	(528)	(36.1)
Cost of food, beverage and merchandise sales	315	533	(218)	(40.9)
Depreciation and amortization	244	244	-	-
General and administrative	178	277	(99)	(35.7)
Total Operating Expenses	3,263	5,165	(1,902)	(36.8)
Operating Income	326	1,095	(769)	(70.2)
Interest, dividend and other income	96	97	(1)	(1.0)
Change in value of marketable investment securities	120	(1,001)	1,121	112.0

Earnings before taxes	542	191	351	183.8
Income taxes	132	34	98	288.2
Net Earnings	$410	157	253	161.1

	Thirty-nine weeks ended
	March 28, 2021 and March 29, 2020
	Dollars in thousands
	2021	2020	Change	% Change
Operating Revenues:
Bowling and other	$5,546	$12,376	$(6,830)	(55.2)
Food, beverage and merchandise sales	2,199	5,173	(2,974)	(57.5)
Total Operating Revenues	7,745	17,549	(9,804)	(55.9)
Operating Expenses:
Employee Compensation and benefits	4,463	8,107	(3,644)	(45.0)
Cost of bowling and other services	2,841	4,478	(1,637)	(36.6)
Cost of food, beverage and merchandise sales	694	1,537	(843)	(54.8)
Depreciation and amortization	739	715	24	3.4
General and administrative	527	884	(357)	(40.4)
Total Operating Expenses	9,264	15,721	(6,457)	(41.1)
Operating (loss) income	(1,519)	1,828	(3,347)	(183.1)
Interest, dividend and other income	277	313	(36)	(11.5)
Change in value of marketable investment securities	421	(411)	832	202.4
(Loss) earnings before taxes	(821)	1,730	(2,551)	(147.5)
Income taxes (benefit)	(192)	410	(602)	(146.8)

Net (Loss) Earnings	$(629)	$1,320	$(1,949)	(147.7)

For the thirteen week period ended March 28, 2021, net earnings were $410,386 or $.08 per share. Net loss for the thirty-nine week period was $629,119 or $.12 per share. Net earnings, including a decrease of $1,001,000 in the value of investment securities, for the thirteen week period ended March 29, 2020, were $157,322 or $.03 per share and for the thirty-nine week period were $1,320,322 or $.26 per share.

The decrease in the Company’s earnings was primarily caused by COVID-19 related issues and restrictions. All seventeen of the Company’s bowling centers were closed on March 18, 2020, by government order due to the COVID-19 pandemic.  Only our three Florida centers were open the entire 39 week period ended March 28, 2021, having reopened in late May 2020. Thirteen of the remaining locations opened in July 2020 and the last center reopened on August 31, 2020. All locations were mandated at 50% capacity or less during the first quarter.  In the quarter ended December 27, 2020, Virginia and Maryland imposed tighter restrictions not only on capacity but on food and beverage service.  Restrictions have eased as mentioned above,  however only 4 locations are currently permitted to operate at 100% capacity. All comparisons in this discussion are significantly impacted by the ongoing government mandates and public perception of the current state of the COVID19 pandemic.

The operating results for fiscal 2021 periods included in this report are not necessarily indicative of results to be expected for the year.

Operating Revenues

Total operating revenues decreased $2,671,000 or 42.7% to $3,589,000 and decreased $9,804,000 or 55.9% to $7,745,000 in the current year thirteen and thirty-nine week periods, respectively. In the prior year comparable periods ended March 29, 2020, thirteen week and thirty-nine week revenues decreased $1,183,000 or 15.9% and $1,663,000 or 8.7%, respectively. Bowling and other revenue decreased $1,900,000 in the quarter and $6,830,000 year-to-date for the periods ended March 28, 2021 versus decreases of $802,000 in the quarter and $1,125,000 for the nine-month period ended March 29, 2020.

Food, beverage and merchandise sales decreased $771,000 or 42.7% in the current year quarter and $2,974,000 or 57.5% in the current nine-month period.  Cost of sales decreased $218,000 or 40.9% in the current quarter and decreased $843,000 or 54.8% in the nine month period ended March 28, 2021

Operating Expenses

Operating expenses decreased  $1,902,000 or 36.8% and  $6,457,000 or 41.1% in the current three month and nine-month periods  versus decreases of  $364,000 or 6.6% and $270,000 or 1.7%, respectively, in the three and nine month periods last year.  Employee compensation and benefits for the fiscal 2021 third quarter were down $1,057,000 or 39.9% and $3,644,000 or 45.0% in the nine month period compared to the prior year periods.  In the comparable prior year quarter there was a decrease of $194,000 or 6.8% and the nine month period ended March 29, 2020 showed a decrease of $239,000 or 2.9%.   Included in this category of expense are contributions to our two benefit plans, both of which are defined contribution plans. There is no additional obligation beyond the current year contribution.

Cost of bowling and other services decreased $528,000 and $1,637,000 or 36.1% and 36.6% in the three month and nine month periods ended March 28, 2021, respectively.  In the prior year comparable three month and nine month periods the same category showed a decline of $121,000 or 7.6% and a decrease of $149,000 or 3.2%, respectively. In the thirty-nine weeks ended March 28, 2021, maintenance and repair costs decreased $284,000 or 44.2% compared to the same period a year ago. Both years included roof repairs and changeover to LED lighting for parking lot lights and the current year included bi-annual roof truss inspections.  Advertising costs during the current year thirty-nine week period ended March 28, 2021, were down $170,000 or 64.4% as no advertising campaigns were scheduled in the current year.  For the fiscal nine-month period ended March 28, 2021 utility costs were down $268,000 or 26.7 % from the comparable prior year period primarily due to operating fewer hours.  Supplies and services expenses were down $294,000 or 53.4% for the current nine month period compared to the prior year period.

Insurance expense excluding health insurance decreased 2.2% in the current year-to-date period however, recent policy renewals will result in an increase in premiums in future periods.

Depreciation and amortization expense was up 3.4% in the current nine-month period due to capital expenditures and was up 1% in the prior year comparable period due to capital expenditures.

As a result of the above, the nine-month period of fiscal 2021 resulted in operating loss of $629,119 compared to operating income of $1,320,322 in the prior year comparable nine-month period.

Interest, Dividend and Other Income

Interest, dividend and other income decreased $36,000 in the fiscal 2021 nine-month period and increased $15,000 in the comparable 2020 year-to-date period, respectively.

Income Taxes

The Tax Act of December 2017 reduced the federal corporate tax rate from 34% to 21%. The taxes and tax benefits for the fiscal periods shown reflect the reduced rate.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective based on the evaluation of such controls and procedures as of March 28, 2021. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 28, 2021, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOWL AMERICA INCORPORATED AND SUBSIDIARIES

S.E.C. FORM 10-Q

PART II - OTHER INFORMATION

Item 6.  Exhibits.

20	Press release issued May 11, 2021 (furnished herewith)

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 filed herewith

101	Interactive data files for the thirteen and thirty-nine weeks ended March 28, 2021 in eXtensible Business Reporting Language

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bowl America Incorporated
(Registrant)

Date: May 11, 2021	By: /s/ Cheryl A Dragoo
Cheryl A. Dragoo, CEO and CFO